Form 10-Q
period 1996-03-31
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1996-05-15
CIK 861438

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549
                                    __________________

                                         FORM 10-Q

                [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1996

                                            OR

                [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from                 to

                               Commission File No. 0-19666

                             PHYSICIAN COMPUTER NETWORK, INC.
                  (Exact name of Registrant as specified in its charter)

                            New Jersey                    22-2485688
                 (State or other jurisdiction of       (I.R.S. Employer
                  incorporation or organization)      Identification No.)

                    1200 The American Road
                      Morris Plains, N.J.                   07950
             (Address of principal executive offices)     (Zip Code)


                                       (201) 490-3100
                  (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]    No [  ]

     The number of shares outstanding of Registrant's Common Stock, $.01 par value, as of May 13, 1996 is 51,172,125




                                                             Page 1 of 26 Pages
                                                          Exhibit Index page 25

                             PHYSICIAN COMPUTER NETWORK, INC.
                                     1996 FORM 10-Q

                                    TABLE OF CONTENTS

                                                                Page
                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS......................    3

           Consolidated Balance Sheets
             March 31, 1996 and December 31, 1995..............    3

           Consolidated Statements of Operations
             Three Months Ended March 31, 1996 and 1995........    4

           Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1996 and 1995........    5

           Notes to Consolidated Financial Statements..........    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.............................................   17

           Results of Operations...............................   19

           Financial Condition and Liquidity ..................   20

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings......................................   23

ITEM 2. Changes in Securities..................................   23

ITEM 3. Defaults upon Senior Securities........................   23

ITEM 4. Submission of Matters to a Vote of Security Holders....   23

ITEM 5. Other Information......................................   23

ITEM 6. Exhibits and Reports on Form 8-K.......................   23

SIGNATURES.....................................................   24

INDEX TO EXHIBITS..............................................   25

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PHYSICIAN COMPUTER NETWORK, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                               March 31,   December 31,
                         ASSETS                                  1996          1995
                                                               ------------  -----------
                                                               (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                       $9,814,855   $15,516,883
Accounts receivable, net of allowance for doubtful
      accounts of $864,000 at March 31, 1996, and
        $764,000 at December 31, 1995                           21,466,925    19,466,446
Inventories                                                      4,622,647     4,598,954
Prepaid expenses and other                                       1,607,176     1,093,306
Deferred tax asset                                               1,650,000     1,650,000
                                                               ------------  -----------
            Total current assets                                39,161,603    42,325,589

Intangible assets, net of accumulated amortization
      of $8,575,000 at March 31, 1996
       and $6,840,000 at December 31, 1995                      52,741,240    53,701,055
Property and equipment, net                                      3,976,749     3,976,195
Investment in joint venture                                      3,009,082             -

Other assets                                                     4,020,991       256,998
                                                               ------------  -----------
             Total assets                                     $102,909,665  $100,259,837
                                                               ------------  -----------
                                                               ------------  -----------

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable:
     Other                                                      $9,513,571    $9,080,000
     Related party                                                               750,000
Current portion of long term-debt                                   40,486       100,160
Current portion of obligations under capital leases                 77,164       327,770
Accounts payable                                                 4,600,581     4,935,601
Accrued expenses and other liabilities                          14,163,270    17,024,828
Customer deposits                                                3,086,807     3,504,980
Unearned income                                                 14,617,925    15,608,705
                                                               ------------  -----------
             Total current liabilities                          46,099,804    51,332,044

Long-term debt, net of current portion:
     Other                                                      22,470,636    18,924,000
Obligations under capital leases, net of
     current portion                                               327,985       806,255
                                                               ------------  -----------
             Total liabilities                                  68,898,425    71,062,299

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred Stock, $0.01 par value, 1,000,000 shares authorized:
        Series A convertible preferred stock, 6,350 shares
        outstanding at March 31,1996 and 15,750 shares
        outstanding at December 31,1995                                 64           157
Common stock, $.01 par value, 75,000,000 shares authorized,
     44,795,241 shares issued and outstanding at
     March 31,1996 and 42,937,147 shares issued
     and outstanding at December 31, 1995                          447,952       429,371
Additional paid-in capital                                     131,209,375   129,728,821
Accumulated deficit                                            (97,646,151) (100,960,811)
                                                               ------------  -----------
Shareholders' equity                                            34,011,240    29,197,538
                                                               ------------  -----------
      Total liabilities and shareholders' equity              $102,909,665  $100,259,837
                                                               ------------  -----------
                                                               ------------  -----------

       See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                              Three Months Ended March 31,
                                                                1996               1995
                                                           ---------------- ------------------

Revenues:
Software license fees                                      $      5,917,722 $        3,218,988
Hardware revenue                                                  5,900,907            702,255
Maintenance, communication fees and other                         9,208,319          2,536,619
                                                           ---------------- ------------------
                                                                 21,026,948          6,457,862
Cost of Revenues:
Hardware                                                          3,756,539            331,860
Software, maintenance, communication fees and other               5,038,353          1,014,064
                                                           ---------------- ------------------
                                                                  8,794,892          1,345,924
                                                           ---------------- ------------------
Gross margin                                                     12,232,056          5,111,938

Operating expenses:
Research and development                                          1,111,487            439,320
Selling and marketing                                             1,704,769            286,686
General and administrative                                        4,084,531          2,721,938
                                                           ---------------- ------------------
                                                                  6,900,787          3,447,944
                                                           ---------------- ------------------

Interest (income) expense:
    Interest income                                                 (59,508)           (62,544)
    Interest expense                                                695,118            428,883
                                                           ---------------- ------------------
                                                                    635,610            366,339
                                                           ---------------- ------------------
Income before income tax expense, loss on equity
     investment and extraordinary item                            4,695,659          1,297,655

Income tax expense                                                  986,000             27,000
                                                           ---------------- ------------------

Income before loss on equity investment and
     extraordinary item                                           3,709,659          1,270,655

Loss on equity investment, net of taxes                            (395,000)               -
                                                           ---------------- ------------------

Income before extraordinary item                                  3,314,659          1,270,655

Extraordinary item:
     Loss on extinguishment of debt                                      -            (180,000)
                                                           ---------------- ------------------

Net income                                                 $      3,314,659 $        1,090,655
                                                           ---------------- ------------------
                                                           ---------------- ------------------
Primary and fully diluted earnings per common share
     before and after extraordinary item                              $0.07              $0.03
                                                           ---------------- ------------------
                                                           ---------------- ------------------
Primary weighted average number of common
     shares outstanding                                          49,864,464         39,357,748
                                                           ---------------- ------------------
                                                           ---------------- ------------------
Fully diluted weighted average number of
     common shares outstanding                                   50,102,432         40,319,287
                                                           ---------------- ------------------
                                                           ---------------- ------------------

            See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                            Three Months Ended March 31,
                                                                 1996           1995
                                                             -----------    -----------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                         $3,314,659     $1,090,655
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                         2,253,488        666,541
         Amortization on loan discount                                 -         60,000
         Gain on disposition of equipment                         (3,524)       (36,167)
         Provision for doubtful accounts                         150,000              -
         Non-cash compensation expense                            15,000         15,000
         Non-cash provision for income taxes                     846,000              -
         Loss on equity investment                               395,000              -
         Extraordinary loss on extinguishment of debt                  -        180,000
         (Increase) decrease in assets:
              Accounts receivable                             (2,150,479)    (2,056,976)
              Inventories                                        (23,693)      (343,331)
              Prepaid expenses and other assets                  513,424        338,946
         Increase (decrease) in liabilities, net
              Accounts payable                                  (335,020)       436,889
              Accrued expenses and
                  other liabilities                           (2,412,556)      (326,001)
              Customer deposits and unearned income           (1,408,953)      (121,068)
                                                             -----------    -----------

       Net cash provided by (used in) operating activities     1,153,346        (95,512)
                                                             -----------    -----------
Cash flows used in investing activities:
       Purchase of equipment                                    (424,648)      (194,497)
       Proceeds from disposal of equipment                         3,524         36,167
       Acquisition of licensing rights
         and other intangible assets                          (1,132,578)      (514,488)
       Investment in joint venture and related cost           (3,564,082)             -
                                                             -----------    -----------
           Net cash used in investing activities:             (5,117,784)      (672,818)
                                                             -----------    -----------
Cash flows provided by (used in) financing activities:
       Principal payments of
         long-term debt                                       (1,146,000)   (16,050,000)
       Principal payments of
         notes payable                                        (1,638,756)             -
       Net proceeds from issuance of notes payable
         and long-term debt, other                                           10,000,000
       Principal payments under
         capital lease obligations                               (28,876)       (72,684)
       Net proceeds from issuance
         of common stock, preferred stock and
         exercise of stock options                             1,076,042     22,358,680
                                                             -----------    -----------
         Net cash provided by (used in) financing activities  (1,737,590)    16,235,996
                                                             -----------    -----------
Net Increase (decrease) in
   cash and cash equivalents                                  (5,702,028)    15,467,666

Cash and cash equivalents,
   beginning of period                                        15,516,883      2,512,047
                                                             -----------    -----------
Cash and cash equivalents,
   end of period                                              $9,814,855    $17,979,713
                                                             -----------    -----------
                                                             -----------    -----------


             See accompanying notes to the consolidated financial statements.

                       PHYSICIAN COMPUTER NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)



1.     BASIS OF PRESENTATION

       The information presented at March 31, 1996 and 1995 and for the periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of Physician Computer Network, Inc. ("PCN" and together with PCN's subsidiaries, the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the three month period ended March 31, 1996 may not necessarily be indicative of results to be expected for the full year. It is suggested that these consolidated financial statements, note disclosures and other information be read in conjunction with the consolidated financial statements and related notes of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

       Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In execution of this new strategy, the Company acquired two practice management software entities, Calyx Corporation ("Calyx") of Brookfield, Wisconsin on September 23, 1993 and Wallaby Software Corporation ("Wallaby") of Mahwah, New Jersey on December 31, 1993, pursuant to separate stock purchase agreements. On March 11, 1994, the Company purchased substantially all of the assets of the doctor's office practice management business (the "DOM/2 Business") of IBAX Healthcare Systems . On November 15, 1994, the Company purchased the Acclaim software maintenance and support business (the "Acclaim" Business) from Sentient Systems, Inc. On April 24, 1995, the Company, through a wholly-owned subsidiary, Practice Management Systems Corp. ("PMSC"), acquired substantially all of the assets of Practice Management Systems, Inc., a business which developed and sold practice management software products and related equipment, maintenance and support to physician practices (the "PMS Business") (See Note 3). On October 27, 1995, the
Company acquired Versyss Incorporated ("Versyss"), through the merger of a wholly-owned subsidiary of the Company with and into Versyss, with Versyss as the surviving corporation of such merger (See Note 3). The Consolidated Balance Sheets and the Consolidated Statements of Operations are inclusive of Calyx, Wallaby, the DOM/2 Business, the Acclaim Business, PMSC and Versyss for the three months ended March 31, 1996 and are inclusive of Calyx, Wallaby, the DOM/2 Business and the Acclaim Business for the three months ended March 31, 1995. All significant intercompany transactions have been eliminated.

2.     NET INCOME PER COMMON SHARE

       Net income per common share for the three months ended March 31, 1996 and 1995 is determined by dividing net income by the weighted average number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding during the period. The assumed exercise of dilutive stock options and warrants and the assumed conversion of outstanding shares of the Company's Series A convertible non-dividend paying preferred stock (the "Convertible Preferred Stock") has been included in the calculation of weighted average number of common shares outstanding. The conversion of a $10,000,000 principal amount five year promissory note (the "Equifax Note") of the Company, purchased by Equifax Inc. ("Equifax") on February 15, 1995, which note bore interest at a rate of 6% per annum and was converted into 1,932,217 shares of the Company's Common Stock at a conversion price of $5.175 (See Note 6), is considered an other dilutive security but is not included in the weighted average number of common shares outstanding used in the calculation of fully diluted income per share for the three months ended March 31, 1996 and 1995 as such inclusion would be anti-dilutive.

3.     ACQUISITIONS

       PURCHASE OF VERSYSS. On October 27, 1995, the Company acquired all of the issued and outstanding capital stock of Versyss, a private company located in Needham Heights, Massachusetts, pursuant to a merger agreement, for: (i) $12,333,000 in cash; (ii) $11,750,000 in the form of a two year promissory note bearing interest at the rate of 11% per annum issued by Versyss, as the surviving corporation of the merger, to the Versyss Liquidating Trust, a liquidating trust formed for the benefit of the former shareholders of Versyss and; (iii) the assumption of $45,797,000 in liabilities.

       PURCHASE OF THE PMS BUSINESS. On April 24, 1995, PMSC, a newly formed, wholly-owned subsidiary of the Company, acquired substantially all of the assets of the PMS Business, a practice management software business located in Needham, Massachusetts, for: (i) $2,861,003 in cash; (ii) $2,000,000 in the form of a one year promissory note from PMSC to Practice Management Systems, Inc. ("PMSI"), the seller of the PMS Business, which note bears interest at the rate of 10% per annum; and (iii) the assumption of $3,009,163 in liabilities.

       The Versyss and PMS Business transactions were accounted for by the purchase method of accounting and, accordingly, the acquired assets and liabilities have, with the help of an appraiser, been recorded at their fair values, at the date of purchase.The consideration (including acquisition costs) and the allocation of purchase price for each acquisition are summarized by significant asset category below:



                                                     Versyss              PMS
                                                 ------------        -----------
CONSIDERATION:
   Cash                                            12,333,000          2,861,003
   Notes Payable                                   11,750,000          2,000,000
   Liabilities assumed                             45,797,000          3,009,163
   Legal and accounting costs                         702,629             79,371
                                                 ------------        -----------
          Total purchase price                    $70,582,629         $7,949,537
                                                 ------------        -----------
                                                 ------------        -----------
ALLOCATION OF PURCHASE PRICE:
   Tangible assets including receivables,
     inventories, and equipment                    13,985,000          2,206,150
   Acquired technology in process                  14,516,000                  -
   Physician supplier base (amortized
     over seven years)                                      -            483,151
   Profit on future support and update agreements
     (amortized over four  years)                     820,281            267,750
   Acquired software products
     (amortized over three years)                   3,101,000            179,089
   Profit on support and update agreements
     (amortized over one year)                        852,602            123,785
   Other intangible assets
     (amortized over fifteen years)                37,307,746          4,689,612
                                                 ------------        -----------
          Total                                   $70,582,629         $7,949,537
                                                 ------------        -----------
                                                 ------------        -----------

     The following unaudited pro forma financial information represents the combined results of operations of the Company, Versyss and PMSC as if both acquisitions had occurred as of January 1, 1995 after giving effect to certain financing transactions completed in the first and third quarters of 1995 and are exclusive of the $14,516,000 charge for the acquired technology in process as this charge is non-recurring and unusual and relates directly to the acquisition of Versyss. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Versyss and PMSC constituted a single entity during such periods nor does it represent a basis for assessing future performance.



Three Months Ended March 31, 1995:

Operating Revenues                                      $23,197,652
Income before Extraordinary Item                           $588,843
Net Income                                                 $408,843
Income per Common Share before Extraordinary Item             $0.01
Net Income per Common Share                                   $0.01


4.      INVENTORIES

        Inventories were as follows:



                                          MARCH 31,            DECEMBER 31,
                                            1996                   1995
                                         ----------            ------------
Computer hardware and peripherals.....   $3,197,951            $3,120,969
Customer maintenance parts............    1,424,696             1,477,985
                                         ----------            ------------
                                         $4,622,647            $4,598,954
                                         ----------            ------------
                                         ----------            ------------

5.     RESTRUCTURING PLAN UPDATE

       In the fourth quarter of 1995, after the completion of the Versyss acquisition, management completed a review of the Company's operations, together with the newly acquired PMSC and Versyss operations, and announced a restructuring plan (the "1995 Restructuring Plan") designed to eliminate duplicate administrative responsibilities, consolidate warehousing and distribution of the Company's products and streamline other core businesses in order to improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,922,450, partially offset by a recovery of $850,000 from a change in estimated requirements previously charged against operations as part of the restructuring accrual recorded in 1993 (see below). The 1995 Restructuring Plan provision included $2,509,950 for lease termination costs (principally commencing in July 1996) and $1,412,500 for severance and other employee reduction-related costs. The 1995 Restructuring charges do not include additional costs associated with the consolidation of operations such as re-training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced in December 1995 and it is anticipated to be completed by the end of 1997. Since implementation of the 1995 Restructuring Plan, the 1995 accrual has decreased by $771,812, principally due to expenditures related to headcount reduction from the consolidation and centralization of financial and administrative functions at the Company's corporate headquarters in Morris Plains, NJ, the centralization of purchasing, warehousing and order fulfillment at the Company's Torrance, CA service center and other functional downsizings.


1995 RESTRUCTURING PLAN
1995 Provision.................................      $3,922,450
Cash outflows from reduction in workforce......         771,812
                                                     ----------
Balance at March 31, 1996                            $3,150,638
                                                     ----------
                                                     ----------


       In the fourth quarter of 1993, after completing the Calyx and Wallaby acquisitions, the Company implemented a restructuring plan (the "1993 Restructuring Plan") designed to reduce costs, improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,165,000, for which no tax benefit was available, for the consolidation of offices and facilities, where appropriate, the centralization of administrative and overhead functions and certain other employee reduction-related costs. The charge included $1,770,000 for lease termination costs, $192,000 for the write-off of related equipment and leasehold improvements, $210,000 for office relocation and consolidation costs, and $993,000 for severance and other employee-related costs. The Company anticipated that efficiencies related to the restructuring, primarily in the form of reduced facility and labor-related costs, would be phased in by the end of 1995. Since implementation of the 1993 Restructuring Plan, the 1993 accrual has decreased by approximately $2,629,000, of which $1,779,000 was principally due to expenditures related to the lease termination and consolidation of the Company's then corporate headquarters in Mahwah, New Jersey in 1994 and the resultant centralization of certain financial and sales administrative functions previously performed at the Brookfield, Wisconsin location. However, as of March 31, 1996, certain restructuring charges related to other lease termination costs have not yet been paid. The table below summarizes the activity of the 1993 Restructuring Plan:


1993 RESTRUCTURING PLAN
1993 Provision......................................................$3,165,000
1994 Activity:
 Reduction in workforce, lease termination costs and
   other cash outflows..............................................   975,000
 Write-off of equipment and leasehold improvements..................   165,000
                                                                    ----------
Balance at December 31, 1994........................................ 2,025,000
1995 Activity:
 Reduction in workforce, lease termination costs and
   other cash outflows..............................................   572,000
  Additional write-off of equipment and leasehold improvements......    27,000
   Non-cash recovery from change in estimated requirements..........   850,000
                                                                    ----------
Balance at December 31, 1995........................................   576,000
1996 Activity:
 Reduction in workforce, lease termination costs and
   other cash outflows..............................................    40,000
                                                                    ----------
Balance at March 31, 1996...........................................  $536,000
                                                                    ----------
                                                                    ----------


6.     SHAREHOLDERS' EQUITY

       During the first quarter of 1996, 9,400 shares of the Convertible Preferred Stock, issued on October 20, 1995 pursuant to Regulation S under the Securities Act of 1933, were converted into 1,342,852 shares of Common Stock in accordance with the terms of the Convertible Preferred Stock.

       For the three months ended March 31, 1996, options to purchase an additional 495,000 shares of Common Stock at an exercise price of $12.625 per share were granted pursuant to the Company's 1993 Incentive and Non-Incentive Stock Option Plan and 1,027,175 stock options were forfeited due to expiration or termination. During the first quarter of 1996, 567,942 stock options were exercised. There was no stock warrant activity during the period. As a result, the cumulative number of stock options and warrants outstanding was 9,144,163 as of March 31, 1996.

       On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its common stock at a price of $10.00 per share of which 3,667,783 shares were sold by the Company and 1,932,217 shares were sold by Equifax. (See Note 10).

7.     SIGNIFICANT TRANSACTIONS

       HEALTHPOINT G.P. JOINT VENTURE. In January 1996, the Company and Glaxo Wellcome Inc. ("Glaxo Wellcome"), through wholly-owned subsidiaries, formed HealthPoint G.P. ("HealthPoint"), a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and will operate independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, will oversee the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of March 31, 1996, Glaxo Wellcome had contributed approximately $13.4 million and the Company had contributed approximately $2.7 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. In addition, the Company has incurred approximately $864,000 of costs related to its investment in HealthPoint. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally be allocated equally between the partners. For the three months ended

March 31, 1996, the Company's share of the loss as incurred by HealthPoint during such period primarily consisting of start-up costs allocable, was $500,000.

       EQUIFAX. On January 25, 1995, the Company entered into an Exclusive Marketing Agreement (the "Marketing Agreement") with Equifax Healthcare EDI Services, Inc. ("Equifax EDI"), an "all payer" electronic claims clearinghouse and a wholly owned subsidiary of Equifax, to establish "PCN Link", a communication link between Equifax EDI and users of the Company's practice management software products. Pursuant to the Marketing Agreement, the Company agreed to generally promote Equifax EDI to users of the Company's practice management software products as the exclusive provider of electronic data interchange services, including claims processing and electronic eligibility and credit and check authorization. During the term of the Marketing Agreement, Equifax EDI agreed to make its electronic data interchange services available to the Company's physician practice customers and to pay to the Company an agreed upon percentage of the gross revenues earned by Equifax EDI for providing such services to users of the Company's practice management software products.

       On February 15, 1995, pursuant to the terms of the Convertible Subordinated Note Purchase Agreement between the Company and Equifax (the "Note Purchase Agreement), Equifax, the parent company of Equifax EDI, purchased the Equifax Note, a five year convertible subordinated promissory note of the Company, bearing interest at a rate of 6% per annum, payable quarterly (see Notes 8 and 10). The Equifax Note was convertible into shares of Common Stock at a conversion price of $5.175. On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the Company's public offering of shares of Common Stock consumated on May 10,1996 (the "1996 Public Offering") (See Note 10).

       On January 12, 1996, the Company and Equifax entered into an amended and restated Marketing Agreement which, among other things, limited the exclusive coverage of the services provided by Equifax EDI to claims submission and related services, on-line eligibility and benefit inquiries for indemnity plans, credit card and check guarantee and verification services and electronic remittance services. In connection with such amendment, which has an initial term of four years, the Company agreed to share with Equifax EDI certain of the costs and expenses associated with the further development and enhancement of PCN Link. Accordingly, the Company will reimburse Equifax for one third of certain of Equifax's development costs with respect to PCN Link up to $250,000 per year for four years. Further, the Company agreed to pay to Equifax $125,000 per month for forty-eight months in order to permit the Company to offer, as a marketing incentive, free one-year introductory service, with certain limitations, to physician practices who subscribe to the services offered under the Marketing Agreement (see Note 8).

8.     NOTES PAYABLE AND LONG-TERM DEBT

       In January 1996, the Company and Equifax EDI amended and restated the Marketing Agreement. As a result, the Company is obligated to pay $125,000 per month to Equifax EDI over a period of four years. The obligation was recorded at the net present value of the payments discounted at 11.5% per annum (See Note 7). Also in January 1996, the Company made the final payment to the Wallaby selling stockholders.



                                                       March 31,     December 31,
                                                         1996           1995
                                                      -----------    -----------

Term indebtedness payable to Versyss
Liquidating Trust due annually in October
1996 and 1997 at 11%                                  $11,750,000    $11,750,000

Convertible subordinated note payable to
Equifax, Inc. due February 2000 at 6%
(see Notes 11 and 12)                                  10,000,000     10,000,000
Subordinated term notes due monthly March
1995 through February 2001 at 8% assumed
from Versyss acquisition                                2,022,000      2,004,000
Term indebtedness payable to PMSI due
April 1996 at 10% (See Note 3)                          2,000,000      2,000,000
Term indebtedness payable to IBM due
October 1997 at prime plus 2.5% (10.75%
at March 31, 1996) assumed from Versyss
acquisition                                             1,500,000      1,500,000
Debt portion of Equifax Marketing Agreement             4,712,207              -
Term idebtedness payable to non-employee
Wallaby selling stockholders, due January
1996 at 7%                                                      -        750,000
Other                                                      40,486        100,160
                                                      -----------    -----------
                                                       32,024,693     28,104,160
Less: notes payable-current                             9,513,571      9,080,000
                                                      -----------    -----------
                                                       22,511,122     19,024,160
Less: current portion of long-term debt                    40,486        100,160
                                                      -----------    -----------
Long-term debt                                        $22,470,636    $18,924,000
                                                      -----------    -----------
                                                      -----------    -----------
Long-term debt, related party:
Term idebtedness payable to Wallaby selling
stockholder employed at the Company,
due January 1996 at 7%                                          -       $750,000
                                                      -----------    -----------
                                                                -        750,000
Less: current portion of long-term debt                         -        750,000
                                                      -----------    -----------
Long-term debt, related party                              $    -        $     -
                                                      -----------    -----------
                                                      -----------    -----------



       The term indebtedness to PMSI was paid in full on April 24, 1996.

       On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering (See Note 10).

9.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 March 31,    March 31,
                                                                   1996         1995
                                                                 ----------   --------
Supplemental disclosure of cash flow information:
Cash paid for interest.........................................  $376,000     $573,000
Cash paid for income taxes.....................................  $121,000      $79,000


        Supplemental non-cash operating, investing and financing activities were as follows:

* In January 1996, the Company and Equifax EDI amended and restated the Marketing Agreement. Pursuant to the amended and restated Marketing Agreement, the Company is obligated to pay $125,000 per month to Equifax EDI over a period of four years. The Company recorded an asset and obligation of $4,791,290, equal to the net present value of the payments discounted at 11.5% per annum (See Notes 7 and 8).

* Capital lease obligations of $427,344 were incurred during the three months ended March 31, 1995. None were incurred for the three months ended March 31, 1996.

10.     SUBSEQUENT EVENT

        On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock at a price of $10 per share. Included within the shares of Common Stock sold pursuant to the 1996 Public Offering, were 1,932,217 shares issued by the Company to Equifax upon the conversion in full of the Equifax Note. As a result of the sale by the Company of the remaining 3,667,783 shares sold as part of the 1996 Public Offering, the Company received net proceeds of $34,843,938. The following Unaudited
Pro forma Condensed Consolidated Balance Sheet as of March 31, 1996 which reflects the proceeds received pursuant to this public offering and the conversion in full of the Equifax Note.

                    UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                        March 31, 1996


                                                                Adjustments Increase/(Decrease)
       ASSETS                                                         Giving Effect to
                                                                -------------------------------
                                                  PCN                              Equifax
                                               Historical         Offering        Conversion        Pro Forma
                                             ------------        -----------      -----------     -------------
Current Assets:
Cash and cash equivalents                      $9,814,855        $34,843,938                       $44,658,793
Accounts receivable, net                       21,466,925                                           21,466,925
Inventories                                     4,622,647                                            4,622,647
Prepaid expenses and other                      1,607,176                                            1,607,176
Deferred tax asset                              1,650,000                                            1,650,000
                                             ------------        -----------      -----------     -------------
    Total current assets                       39,161,603         34,843,938                        74,005,541

Intangible assets, net                         52,741,240                                           52,741,240
Propert and equipment, net                      3,976,749                                            3,976,749
Investment in joint venture                     3,009,082                                            3,009,082
Other assets                                    4,020,991                                            4,020,991
                                             ------------        -----------      -----------     -------------
   Total Assets                              $102,909,665        $34,843,938        $      -      $137,753,603
                                             ------------        -----------      -----------     -------------
                                             ------------        -----------      -----------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Notes payable:
     Other                                     $9,513,571                                         $  9,513,571
     Related Party                                      -                                                    -
Current portion of long-term debt                  40,486                                               40,486
Current portion of obligation
   under capital leases                            77,164                                               77,164
Accounts payable                                4,600,581                                            4,600,581
Accrued expenses and other liabilities         14,163,270                                           14,163,270
Customer deposits                               3,086,807                                            3,086,807
Unearned income                                14,617,925                                           14,617,925
                                             ------------        -----------      -----------     -------------
      Total current liabilities                46,099,804                                           46,099,804

Long-term debt, net of current portion:
Other                                          22,470,636                       ($10,000,000)       12,470,636
Obligations under capital
  leases, net of current portion                  327,985                                              327,985
                                             ------------        -----------      -----------     -------------
       Total liabilities                       68,898,425                        (10,000,000)       58,898,425

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock                                        64                                                   64
Common stock                                      447,952            $36,678          19,322           503,952
Additional paid-in capital                    131,209,375         34,807,260       9,980,678       175,997,313
Accumulated deficit                           (97,646,151)                                         (97,646,151)
                                             ------------        -----------      -----------     -------------

Shareholders' equity                           34,011,240         34,843,938      10,000,000        78,855,178
                                             ------------        -----------      -----------     -------------
  Total liabilities and shareholders'
      equity                                 $102,909,665        $34,843,938    $          -      $137,753,603
                                             ------------        -----------      -----------     -------------
                                             ------------        -----------      -----------     -------------


ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The following discussion and analysis includes certain forward-looking statements. Forward-looking statements in this report are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the effect of the Company's acquisition strategy on future operation results; the uncertainty of acceptance of the Company's new product and migration strategy; the Company's relationship with HealthPoint G.P.; the effects of government regulation on the Company's business; competition; and the matters referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

COMPANY OVERVIEW

     The Company is a leader in developing, marketing and supporting practice management software products for physician practices. The Company's products include software which, among other things, automates physician scheduling and general patient billing, insurance claims billing and other financial reports.

     Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In order to implement this strategy, the Company strengthened its management team and abandoned its prior strategy of growth primarily through the licensing of practice management software, together with computer hardware, to new physician customers at low prices. The objective of such strategy had been to develop a network which would generate revenues primarily from advertising fees paid by pharmaceutical companies. Since September 1993, the Company has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 80,000, thereby making the Company one of the largest providers of practice management software products in the country.

ACQUISITION HISTORY. On September 23, 1993, the Company acquired Calyx, a company which develops and has sold practice management software products to sites having an aggregate of approximately 9,000 physicians, for $4,050,000 in cash and notes, as well as the assumption of certain liabilities. On December 31, 1993, the Company acquired Wallaby, a company which develops and has sold practice management software products to sites having an aggregate of approximately 20,000 physicians, for $12,500,000 in cash and notes, as well as the assumption of certain liabilities. On March 11, 1994, the Company acquired the DOM/2 practice management software business, a business which has sold practice management software products to sites having an aggregate of approximately 9,000 physicians, for $1,024,000, as well as the assumption of certain liabilities. On November 15, 1994, the Company acquired the Acclaim Business, a business which has sold practice management software to sites having an aggregate of approximately 6,000 physicians, for $1,200,000 in cash and notes, as well as the assumption of certain liabilities.

     On April 24, 1995, the Company acquired the PMS Business, a business which develops and, through its own direct sales force, has sold practice management software products and related equipment, to sites having an aggregate of approximately 6,000 physicians, for approximately $4,861,000 in cash and notes, as well as the assumption of certain liabilities. On October 27, 1995, the Company acquired Versyss, a business which develops and, through both a direct sales force and through a network of independent resellers, has sold practice management software products and related equipment to sites having an aggregate of approximately 30,000 physicians. The purchase price of such acquisition consisted of $12,333,000 in cash, $11,750,000 in the form of a promissory note and the repayment or assumption of approximately $45,800,000 in liabilities. Versyss also provides integrated information systems to certain industries other than health care, including the construction, timber, fuel oil and publishing businesses.

HEALTHPOINT G.P. JOINT VENTURE. In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint G.P., a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and will operate independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, will oversee the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of March 31, 1996, Glaxo Wellcome had contributed approximately $13.4 million and the Company had contributed approximately $2.7 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. In addition, the Company has incurred approximately $0.9 million of costs related to its investment in HealthPoint. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally be allocated equally between the partners.

     In March 1996, HealthPoint introduced its first product, HealthPoint ACS, which is expected to be commercially available during the second half of 1996. HealthPoint ACS, which is designed to interface (and is expected to be integrated) with the PCN Health Network

Information System, is developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care.

PUBLIC OFFERING OF COMMON STOCK AND EQUIFAX NOTE CONVERSION. On May 10, 1996, the Company completed the issuance and sale of 3,667,783 shares of Common Stock pursuant to the 1996 Public Offering. As a result of such sale, the Company received net proceeds of approximately $34,843,938. In addition, on May 10, 1996, Equifax converted its $10,000,000 principal amount five year convertible subordinated promissory note of the Company in full into 1,932,217, shares of Common Stock at a conversion price of $5.175, pursuant to the terms of the Note Purchase Agreement, and sold all such shares as part of the 1996 Public Offering.

RESULTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1996
                  COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     Revenues for the three months ended March 31, 1996 were $21,026,948, an increase of $14,569,086 or 226% over revenues of $6,457,862 for the three months ended March 31, 1995. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $2,698,734 or 84% from $3,218,988 for the three months ended March 31, 1995 to $5,917,722 for the three months ended March 31, 1996. Hardware revenue increased $5,198,652 or 740% from $702,255 for the three months ended March 31, 1995 to $5,900,907 for the three months ended March 31, 1996 primarily as a result of the acquisitions of Versyss and the PMS Business, both of which sell computer hardware peripherals and complete systems (hardware and practice management software). Maintenance, communication fees and other revenue increased by $6,671,700 or 263% from $2,536,619 for the three months ended March 31, 1995 to $9,208,319 for the three months ended March 31, 1996 due primarily to the acquisitions of Versyss and the PMS Business, both of which also generate service fees for software support and hardware maintenance.

     Cost of revenue increased $7,448,968 or 553% from $1,345,924 for the three months ended March 31, 1995 to $8,794,892 for the three months ended March 31, 1996. Cost of hardware, including installation costs, increased $3,424,679 or 1,032% from $331,860 to $3,756,539, primarily due to increased computer hardware sales resulting from the acquisitions of Versyss and the PMS Business. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $4,024,289 or 397% from $1,014,064 to $5,038,353, primarily as a result of the increased sales of the Company's recently acquired Versyss and PMS Business practice management software products and services.

     Total cost of revenues increased as a percentage of total revenues from 21% for the three months ended March 31, 1995 to 42% for the three months ended March 31, 1996 primarily as a result of the higher mix of hardware sales.

     Operating expenses increased $3,452,843 or 100% from $3,447,944 for the three months ended March 31, 1995 to $6,900,787 for the three months ended March 31, 1996. Research and development, selling and marketing, and general and administrative expenses increased by $672,167, $1,418,083, and $1,362,593, respectively. The increase in operating expenses can be attributed to the acquisitions of Versyss and the PMS Business which resulted from increased headcount, as well as increased facilities and occupancy costs.

     Interest expense increased $266,235 or 62%, from $428,883 for the three months ended March 31, 1995 to $695,118 for the three months ended March 31, 1996, primarily as a result of debt issued in March and October of 1995 in connection with the acquisitions of Versyss and the PMS Business, the assumption of Versyss' debt obligations and the recording of the debt portion of the amended and restated Equifax Marketing Agreement in January 1996.

     The Company recorded a provision for income taxes of $986,000 for the three months ended March 31, 1996, reflecting an estimated annual effective tax rate of 21%. In the comparative period ended March 31, 1995, the Company recorded a 2% effective alternative minimum rate, income tax provision of $27,000. On tax accounting basis, the increase in the Company's effective tax rate in 1996, as compared to 1995, reflects the annual limitation on the Company's ability to utilize net operating loss carryforwards against current period income as a result of previous changes in ownership of the Company (see Financial Condition and Liquidity below). The Company will realize the benefit of Versyss' net operating loss carryforwards as a reduction in goodwill. As a result, although benefiting the Company on a cash basis, utilization of Versyss' net operating loss carryforwards against current period income does not reduce the income tax provision. On a cash basis, the Company expects to pay at a rate substantially less than the 21% book rate.

     The Company recorded a loss on its equity investment in HealthPoint of $395,000, net of taxes, for the three months ended March 31, 1996 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up costs.

FINANCIAL CONDITION & LIQUIDITY

     At March 31, 1996 the Company had available cash and cash equivalents of $9,814,855 and a working capital deficit of $6,938,201 compared to cash and cash equivalents of $15,516,883 and a working capital deficit of $9,006,455 at December 31, 1995. The decrease in cash and cash equivalents can be attributed to cash used in investing and financing activities, partially offset by cash generated from operations.

     Net cash provided by operating activities was $1,153,346 for the three months ended March 31, 1996 compared to net cash used in operating activities of $95,512 for the three months ended March 31, 1995. The increase in cash provided by operating activities was achieved primarily from the Company's improved results of operations for the three months ended March 31, 1996, partially offset by payments of accrued expenses related to the Versyss acquisition.

     Cash used in investing activities was $5,117,784 for the three months ended March 31, 1996 compared to $672,818 for the three months ended March 31, 1995 and primarily resulted from: (i) the initial cash contribution of $2,678,000 to HealthPoint in connection with the formation of the joint venture; (ii) approximately $1,300,000 in cash payments related to capital expenditures and other charges primarily associated with the formation of HealthPoint; and (iii) $1,132,578 used to acquire licensing rights and other intangible assets.

     Cash used in financing activities for the three months ended March 31, 1996 was $1,737,590 primarily related to principal payments of various long-term debt, notes payable and capital lease agreements, partially offset by cash generated from the exercise of stock options.

     Significant payment obligations of the Company subsequent to March 31, 1996 include: (i) the payment in April 1996 of the $2,000,000 promissory note issued in connection with the acquisition of the PMS Business, plus accrued and unpaid interest thereon, which obligation was paid in full on April 24, 1996; (ii) the payment in October 1996 of $5,875,000 in connection with the Versyss acquisition, together with accrued and unpaid interest thereon;
(iii) up to approximately $4,300,000 in capital contributions required to be made by the Company to HealthPoint; and (iv) the payment of $125,000 per month to Equifax EDI in accordance with the terms of the Amended and Restated Marketing Agreement, dated January 12, 1996 between Equifax EDI and the Company.

     On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock at a price of $10 per share. Included within the shares of Common Stock sold pursuant to this public offering were 1,932,217 shares of Common Stock issued to Equifax upon conversion by Equifax in full of the Equifax Note. The Company received net proceeds of $34,843,938 from the sale of the remaining 3,667,783 shares of Common Stock issued pursuant to this public offering, and will receive the benefit of the elimination of $600,000 per annum in interest payments under the Equifax Note. The Company expects that its operating cash flow, together with the proceeds from the sale of Common Stock pursuant to the 1996 Public Offering will be sufficient to fund the Company's working capital requirements and permit the Company to continue its acquisition strategy. However, the Company's ability to continue to pursue its acquisition strategy will be affected by the extent and pace at which the Company utilizes its available resources for acquisitions.

     On March 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $65 million which expire over the next 14 years. This includes approximately $11,000,000 of net operating loss carryforwards from Versyss which are subject to separate return limitation year rules. The Company believes it has previously experienced ownership changes, which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, have resulted in a significant annual limitation on the Company's ability to use net operating losses in the future. Net operating loss carryforward limitations, combined with recognizing the benefit from utilizing Versyss net operating loss carryforwards against goodwill, has resulted in the Company increasing its provision for income taxes to an effective tax rate of 21% (as compared to the alternative minimum tax rate applied in

1995). However, as a result of certain tax accounting preference items available to the Company and the utilization of Versyss net operating loss carryforwards, the Company's cash effective tax rate is estimated to be in the range of 2% to 6% for 1996.

PART II  -  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. - None

ITEM 2.   CHANGES IN SECURITIES. - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS. - None

ITEM 5.   OTHER INFORMATION. - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - See Index to Exhibits on page 24

B.   Reports on Form 8-K:

    On January 8, 1996, the Company filed a report on Form 8-KA amending its current report on Form 8-K dated October 27, 1995, in order to provide the required financial information associated with its acquisition of Versyss.

    On February 2, 1996, the Company filed a report on form 8-K, (Item 5 - Other Events) to report that the Company and Glaxo Wellcome Inc. entered into agreements relating to the formation of HealthPoint.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                         PHYSICIAN COMPUTER NETWORK, INC.
                         (Registrant)




Date: May 14, 1996            By: /s/John F. Mortell
                                  ---------------------------
                                  John F. Mortell
                                  Executive Vice President and
                                  Chief Operating Officer

                               INDEX TO EXHIBITS


    All exhibits listed below are filed with this Quarterly Report on Form 10-Q:



EXHIBIT NO.                                       PAGE
- -----------                                       ----
   11      Computation of Income Per Share.        26