Form 10-K/A
period 1995-12-31
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1996-05-28
CIK 861438

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20519

                           FORM 10-K/A
                        (Amendment No. 1)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1931

           For the fiscal year ended December 31, 1995
                               OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1931
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

       Registrants telephone number, including area code:

                         (201) 490-3100

   Securities registered pursuant to Section 12(b) of the Act:

                              None

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1931 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes X  No___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 105 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          This aggregate market value of the voting stock (Common
Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $368,304,000 on May 23, 1996 based on the closing sales price of the Common Stock on such date.

          The aggregate number of outstanding shares of Common
Stock, $.01 par value, of Registrant was 52,016,925 on May 23,
1996.

                                               Page 1 of 58 Pages
                                         Index to Exhibits Page 3

     Item 14(a) of the Registrant's Report on Form 10-K for the year ended December 31, 1995 is amended to read in its entirety as follows:

                          EXHIBIT INDEX


                                                     Sequentially
                                                       Numbered
Exhibits                 Description                     Page

2.1       Stock Purchase Agreement dated September 23,
          1993 by and among the Flagship Group Inc., Calyx Corporation, Registrant and Calyx
          Acquisition Corporation.  (Schedules to the
          Stock Purchase Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request) (Filed as
          Exhibit 2.1 to Registrant's report on Form 8-
          K dated October 7, 1993 and incorporated herein by reference.)

2.2       Stock Purchase Agreement dated December 31,
          1993 by and among Registrant, Wallaby
          Software Corporation and the individuals listed on Exhibit A to the Stock Purchase
          Agreement.  (Schedules to the Stock Purchase
          Agreement have been omitted and will be
          provided to the Commission upon request)
          (Filed as Exhibit 2.1 to Registrant's report on Form 8-K dated January 13, 1994.)

3.1       Amended and Restated Certificate of
          Incorporation. (Filed as Exhibit 3.1 to the
          Company's Registration Statement on Form S-1
          (Reg. No. 33-42935) (the "1991 S-1") and
          incorporated herein by reference.)

3.1(a)    Amendment to the Amended and Restated
          Certificate of Incorporation of the Company authorizing Series A Cumulative Convertible
          Preferred Stock and Series B Cumulative
          Convertible Preferred Stock. (Filed as
          Exhibit 3.1(a) on the Company's report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K") and incorporated herein by reference).

3.1(b)    Certificate of Amendment to the Restated
          Certificate of Incorporation of the Company amending the Series A Preferred Stock and
          Series B Preferred Stock and authorizing
          Series C Cumulative Preferred Stock and
          Series D Cumulative Convertible Preferred
          Stock. (Filed as Exhibit 2 to the Company's report on Form 8-K dated March 3, 1993 and incorporated herein by reference).

3.1(c)    Amended and Restated Certificate of
          Incorporation, dated as of March 27, 1995.
          (Filed as Exhibit 3.1(c) to the Company's report on Form 10-K for the year ended
          December 31, 1995 (the "1995 10-K") and
          incorporated herein by reference.)

3.1(d) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of October 6, 1995, authorizing new Series A Convertible
          Preferred Stock. (Filed as Exhibit 3.1(d) to the 1995 10-K and incorporated herein by reference.)

3.1(e) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of October 18, 1995, amending the rights, preferences and limitations of Series A Convertible Preferred
          Stock.  (Filed as Exhibit 3.1(e) to the 1995
          10-K and incorporated herein by reference.)

3.2       Copy of By-Laws of the Company. (Filed as
          Exhibit 3.2 to the 1992 10-K and incorporated herein by reference).

4.1       Specimen Stock Certificate.  (Filed as
          Exhibit 4.1 to Registrant's Registration statement on Form S-1 (Reg. No. 33-87174)
          (the "1995 S-1") and incorporated herein by reference.).

4.2       Form of Second Amended and Restated
          Securities Purchase Agreement dated as of December 15, 1992, by and between the Company and Jeffry M. Picower. (Filed as Exhibit 1 to the Company's report on Form 8-K dated
          March 8, 1993 and incorporated herein by reference.)

4.3       Registration Rights Agreement dated as of
          February 22, 1993 between the Company and
          Jeffry M. Picower. (Filed as Exhibit 15 to
          Amendment No. 7 to Schedule 13D by Jeffry M.
          Picower).

4.4 Copy of Warrant Purchase Agreement between the Company and IBM Credit Corporation and
          Amendment thereto, together with copy of warrant issued pursuant thereto. (Filed as Exhibit 10.8 to the Form S-1 and incorporated herein by reference.)

4.5       Copy of Second Amendment to Warrant Purchase
          Agreement between the Company and IBM Credit
          Corporation. (Filed as Exhibit 10.8(a) to the
          1992 10-K and incorporated herein by
          reference.)

4.6       Copy of Third Amendment to Warrant Purchase
          Agreement and Limited Waiver between the Company and IBM Credit Corporation. (Filed as
          Exhibit 10.8(b) to the 1992 10-K and
          incorporated herein by reference.)

4.7       Copy of Second Amended and Restated
          Promissory Note between the Company and IBAX
          Healthcare Systems (formerly known as
          Spectrum Healthcare Solutions). (Filed as
          Exhibit 10.9(a) to the 1992 10-K and
          incorporated herein by reference.)

4.8 Copy of Warrant Purchase Agreement between the Company and Jeffry M. Picower, together with conformed copy of warrant to purchase
          350,000 shares of Common Stock issued
          pursuant thereto. (Filed as Exhibit 10.11 to the S-1 and incorporated herein by reference.)

4.9       Copy of Amended and Restated Warrant Purchase
          Agreement dated as of February 22, 1993
          between the Company and Jeffry M. Picower, together with copy of Amended and Restated
          Warrant to purchase 350,000 shares issued pursuant thereto. (Filed as Exhibit 3 to the Company's report on Form 8-K dated March 8,
          1993 and incorporated herein by reference.)

4.10      Copy of Amended and Restated Warrant Purchase
          Agreement dated as of February 22, 1993
          between the Company and Jeffry M. Picower, together with copy of Amended and Restated
          Warrant to purchase 633,462 shares issued pursuant thereto. (Filed as Exhibit 4 to the Company's report on Form 8-K dated March 8,
          1993 and incorporated herein by reference.)

4.11      Copy of Second Amended and Restated Warrant
          Purchase Agreement dated as of February 22,
          1993 between the Company and Jeffry M.
          Picower, together with copy of Amended and Restated Warrant to purchase 436,538 shares issued pursuant thereto. (Filed as Exhibit 5 to the Company's report on Form 8-K dated
          March 8, 1993 and incorporated herein by reference.)

4.12      Copy of First Amendment to Warrant Purchase
          Agreement between the Company and Shearson
          Lehman Brothers Holdings Inc. (Filed as
          Exhibit 10.20(a) to the 1992 10-K and
          incorporated herein by reference.)

4.13      Copy of Second Amendment to Warrant Purchase
          Agreement between the Company and Shearson
          Lehman Brothers Holdings Inc. (Filed as
          Exhibit 10.20(b) to the 1992 10-K and
          incorporated herein by reference.)

4.14      Copy of Third Amendment to Warrant Purchase
          Agreement between the Company and Shearson
          Lehman Brothers Holdings Inc. (Filed as
          Exhibit 10.20(c) to the 1992 10-K and
          incorporated herein by reference.)

4.15      Second Amended and Restated Securities
          Purchase Agreement between the Company and Jeffry M. Picower. (Filed as Exhibit 1 to the
          Company's report on Form 8-K dated March 8,
          1993 and incorporated herein by reference.)

4.16      Form of Promissory Note dated September 23,
          1993 from Calyx Acquisition Corp. to The
          Flagship Group Inc. in the amount of
          $1,950,000. (Filed as Exhibit 10.1 to the
          Company's report on Form 8-K dated October 7,
          1993 and incorporated herein by reference.)

4.17      Form of Promissory Note dated December 31,
          1993 from the Company to the shareholders of Wallaby "First Notes". (Filed as Exhibit 10.1 to the Company's report on Form 8-K dated
          January 13, 1994 and incorporated herein by reference.)

4.18      Form of Promissory Note dated December 31,
          1993 from the Company to the shareholders of Wallaby "Second Notes". (Filed as Exhibit
          10.2 to the Company's report on Form 8-K dated January 13, 1994 and incorporated herein by reference.)

4.19 Promissory Note dated December 31, 1993 from the Company to Jeffry M. Picower. (Filed as
          Exhibit 10.8 to the Company's report on Form
          8-K dated January 13, 1994 and incorporated herein by reference.)

4.20      Form of Promissory Note dated November 15,
          1994 from the Company to Sentient Systems,
          Inc. and certain Key Individuals. (Filed as
          Exhibit 10.1 to the Company's report on Form
          8-K dated October 7, 1993 and incorporated herein by reference.)

4.21 Form of Promissory Note dated January 3, 1995 from the Company to Jeffry M. Picower (filed as Exhibit 1 to the Company's report on Form 8-K dated January 5, 1995 and incorporated herein by reference.)

4.22      Copy of Convertible Subordinated Note
          Purchase Agreement, dated January 25, 1995, between Equifax Inc. and the Company (filed as Exhibit 2 to the Company's report on Form
          8-K dated January 26, 1995 and incorporated herein by reference).

4.23      Form of Convertible Subordinated Promissory
          Note, dated February 15, 1995 (Filed as
          Exhibit 1 to the Company's report on Form 8-K dated February 28, 1995 and incorporated herein by reference.)

4.24      Form of Promissory Note, dated April 24,
          1995, from PMSI Acquisition Corp. to Practice
          Management Systems, Inc. in the amount of $2,000,000. (Filed as Exhibit 2 to the
          Company's report on Form 8-K dated May 1,
          1995 and incorporated herein by reference.)

4.25      Copy of Common Stock Purchase Warrant, dated
          September 13, 1995. (Filed as Exhibit 3 to the Company's report on Form 8-K dated
          September 18, 1995 and incorporated herein by reference.)

4.26      Copy of Promissory Note, dated October 27,
          1995, from VERSYSS Incorporated to VERSYSS
          Liquidating Trust in the amount of
          $11,750,000.  (Filed as Exhibit 1 to the
          Company's report on Form 8-K dated November
          8, 1995 and incorporated herein by
          reference.)

10.1 Copy of the Company's 1989 Stock Option Plan, including forms of option agreements. (Filed as Exhibit 10.1 to the 1991 Form S-1 and incorporated herein by reference.)

10.2 Copy of the Company's 1990 Stock Option Plan, including forms of option agreements. (Filed as Exhibit 10.2 to the 1991 Form S-1 and incorporated herein by reference.)

10.3      Copy of Employment Agreement between the
          Company and Jerry Brager together with
          Amendment No. 1 thereto. (Filed as Exhibit
          10.3 to the 1991 S-1 and incorporated herein by reference.)

10.4      Copy of letter from the Company to Jerry
          Brager relating to the deferred compensation payable to Mr. Brager under his Employment
          Agreement. (Filed as Exhibit 10.3(a) to the
          1991 S-1 and incorporated herein by
          reference.)

10.5      Copy of Employment Agreement between the
          Company and Jerry Brager dated February 19,
          1993. (Filed as Exhibit 10.3(b) to the 1992
          10-K and incorporated herein by reference.)

10.6 Sublease for the Company's headquarters in Laurence Harbor, New Jersey. (Filed as
          Exhibit 10.4 to the 1991 S-1 and incorporated herein by reference.)

10.7      Copy of Amended and Restated Term Lease
          Master Agreement between the Company and IBM
          Credit Corporation, including exhibit and schedules thereto. (Filed as Exhibit
          10.5(b) to the 1992 10- K and incorporated herein by reference.)

10.8      Copy of Letter Amendment No. 1 to Amended and
          Restated Term Lease Master Agreement between the Company and IBM Credit Corporation.
          (Filed as Exhibit 10.5(c) to the 1992 10-K and incorporated herein by reference.)

10.9      Copy of Marketing Services Agreement
          Termination Letter between the Company and Strategic Medical Communications, Inc. (Filed as Exhibit 10.14(a) to the 1992 10-K and incorporated herein by reference.)

10.10     Updated Form of Physician Member Agreement.
          (Filed as Exhibit 10.16 to the 1992 10-K and incorporated herein by reference.)

10.11     Copy of letter between the Company and
          Voluntary Hospitals of America, Inc.
          terminating the (i) Marketing Agreement
          between the Company and VHA Physician
          Services, Inc. and (ii) Warrant to Purchase
          417,500 shares of Common Stock issued to Voluntary Hospitals of America, Inc. (Filed as Exhibit 10.17(a) to the 1992 10-K and incorporated herein by reference.)

10.12     Copy of Term Sheet between the Company and
          Santa Cruz Operation, Inc. (Filed as Exhibit
          10.21(a) to the 1992 10-K and incorporated herein by reference.)

10.13     Copy of Amended and Restated Agreement
          between the Company and Wallaby Software
          Corporation, including exhibit and schedules thereto. (Filed as Exhibit 10.23(a) to the 1992 10-K and incorporated herein by reference.)

10.14     Copy of Employment Agreement between the
          Company and Ronald P. Bernier. (Filed as
          Exhibit 10.30 to the 1992 10-K and
          incorporated herein by reference.)

10.15 Copy of Agreement of Separation of Employment between the Company and Ronald P. Bernier, together with Release and Agreement thereto.
          (Filed as Exhibit 10.30(a) to the 1992 10-K and incorporated herein by reference.)

10.16 Copy of Employment Letter between the Company and John F. Mortell. (Filed as Exhibit 10.31 to the 1992 10-K and incorporated herein by reference.)

10.17 Copy of Employment Letter between the Company and Donald W. Hackett. (Filed as Exhibit
          10.32 to the 1992 10-K and incorporated
          herein by reference.)

10.18 Copy of Employment Letter between the Company and Douglas J. Snelson. (Filed as Exhibit
          10.33 to the 1992 10-K and incorporated
          herein by reference.)

10.19 Copy of Agreement between the Company and Damon Corporation. (Filed as Exhibit 10.35 to the 1992 10-K and incorporated herein by reference.)

10.20 Copy of Letter Agreement between the Company and Jeffry M. Picower dated April 14, 1993.
          (Filed as Exhibit 10.38 to the 1992 10-K and incorporated herein by reference.)

10.21 Asset Purchase Agreement between the Company and IBAX Healthcare Systems, dated March 11,
          1994. (Filed as Exhibit 10.53 to the
          Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10.22 Asset Purchase Agreement between the Company and Sentient systems, Inc. dated as of November 15, 1994. (Filed as Exhibit 1 to the
          Company's report on Form 8-K dated November
          22, 1994 and incorporated herein by
          reference.)

10.23     Guaranty dated September 23, 1993, by the
          Company to The Flagship Group Inc. (Filed as
          Exhibit 10.2 to the Company's report on Form
          8-K dated October 7, 1993 and incorporated herein by reference.)

10.24 Employment Agreement dated December 31, 1993 between Wallaby Software Corporation and F.
          Biamonte. (Filed as Exhibit 10.3 to the
          Company's report on Form 8-K dated
          January 13, 1994 and incorporated herein by reference.)

10.25 Employment Agreement dated December 31, 1993 between Wallaby Software Corporation and S.
          Kaminetsky. (Filed as Exhibit 10.4 to the
          Company's report on Form 8-K dated
          January 13, 1994 and incorporated herein by reference.)

10.26 Employment Agreement dated December 31, 1993 between Wallaby Software Corporation and A.
          Grosz. (Filed as Exhibit 10.5 to the
          Company's report on Form 8-K dated
          January 13, 1994 and incorporated herein by reference.)

10.27 Employment Agreement dated December 31, 1993 between Wallaby Software Corporation and M.
          Epstein. (Filed as Exhibit 10.6 to the
          Company's report on Form 8-K dated
          January 13, 1994 and incorporated herein by reference.)

10.28     Letter Agreement between the Company and
          Jeffry M. Picower dated December 31, 1993.
          (Filed as Exhibit 10.7 to the Company's
          report on Form 8-K dated January 13, 1994 and incorporated herein by reference.)

10.29     Agreement dated December 30, 1993 between the
          Company and IBM Credit Corporation. (Filed as
          Exhibit 10.9 to the Company's report on Form
          8-K dated January 13, 1994 and incorporated herein by reference.)

10.30     The Company's Amended and Restated 1993
          Incentive and Non-Incentive Stock Option
          Plan. (Filed as Exhibit 10.30 to the 1995 S-1 and incorporated herein by reference).

10.31     The Company's Amended and Restated 1993
          Non-Employee Directors Non-Incentive Stock
          Option Plan.  (Filed as Exhibit 10.31 to the
          1995 S-1 and incorporated herein by
          reference).

10.32 Employment Letter dated April, 1994 between the Company and James R. Bailey. (Filed as
          Exhibit 10.32 to the 1995 S-1 and
          incorporated herein by reference).

10.33 Employment Letter dated September 1, 1994, between the Company and Steven E. Kelsky.
          (Filed as Exhibit 10.33 to the 1995 S-1 and incorporated herein by reference).

10.34     Lease Agreement for the Company's
          headquarters in Morris Plains, New Jersey.
          (Filed as Exhibit 10.34 to the 1995 S-1 and incorporated herein by reference).

10.35     Service and Development Agreement between the
          Company and Sentient Systems, Inc. dated as of November 15, 1994. (Filed as Exhibit 2 to the Company's report on Form 8-K dated
          November 22, 1994 and incorporated herein by reference.)

10.36     Form of the Company's Value Added Reseller
          Stock Option Plan. (Filed as Exhibit 10.35 to the 1995 S-1 and incorporated herein by reference)

10.37     Exclusive Marketing Agreement, dated
          January 25, 1995, by and between Equifax
          Healthcare EDI Services, Inc. and the Company
          (filed as Exhibit 1 to the Company's report on Form 8-K dated January 26, 1995 and incorporated herein by reference).

10.38     Amended and Restated Exclusive Marketing
          Agreement, dated as of January 12, 1996, by and between the Company and Equifax
          Healthcare EDI Services, Inc.  (Filed as
          Exhibit 1 to the Company's report on Form 8-K dated February 2, 1995 and incorporated herein by reference.)

10.39     Guaranty, dated April 24, 1995, by the
          Company to Practice Management Systems, Inc.
          (Filed as Exhibit 3 to the Company's report on Form 8-K dated May 1, 1995 and incorporated herein by reference.)

10.40     Guaranty, dated October 27, 1995, by the
          Company and V Holding Corp. to VERSYSS
          Liquidating Trust. (Filed as Exhibit 2 to the Company's report on Form 8-K dated
          November 8, 1995 and incorporated herein by reference.)

10.41 Pledge Agreement, dated October 27, 1995, by and among the Company, V Holding Corp. and VERSYSS Liquidating Trust. (Filed as
          Exhibit 3 to the Company's report on Form 8-K dated November 8, 1995 and incorporated herein by reference.)

10.42 Employment Letter, dated August 17, 1995 between VERSYSS and Kenneth W. Ernsting.
          (Filed as Exhibit 10.42 to the 1995 10-K and incorporated herein by reference.)

10.43 Employment Letter, dated August 17, 1995 between VERSYSS and William S. Edwards.
          (Filed as Exhibit 10.43 to the 1995 10-K and incorporated herein by reference.)

10.44     Partnership Agreement, dated as of January
          25, 1996, between PCN HP Venture Corp. and
          Intelligent Medical Systems, Inc.  (Filed as
          Exhibit 10.44 to the 1995 10-K and
          incorporated herein by reference.)

10.45*    Transaction Agreement, dated as of January
          25, 1996, between the Company, Glaxo Wellcome
          Inc., and HealthPoint G.P.

10.46 Copy of Physician Computer Network, Amended and Restated Value Added Reseller Stock
          Option Plan, dated as of January 1996.
          (Filed as Exhibit 10.46 to the 1995 10-K and incorporated herein by reference.)

10.47 Copy of Employment Agreement, dated as of March 29, 1996 between the Company and John
          Mortell.  (Filed as Exhibit 10-47 to the 1995
          10-K and incorporated herein by reference.)

10.48 Copy of Employment Agreement, dated as of March 29, 1996 between the Company and Hank
          Green.  (Filed as Exhibit 10.48 to the 1995
          10-K and incorporated herein by reference.)

11        Statement Regarding Computation of Earnings
          Per Share.  (Filed as Exhibit 11 to the 1995
          10-K and incorporated herein by reference)

22 List of Subsidiaries of Registrant. (Filed as Exhibit 22 to the 1995 10-K and incorporated herein by reference.)

24.1      Consent of KPMG Peat Marwick LLP.  (Filed as
          Exhibit 24.1 to the 1995 10-K and
          incorporated herein by reference.)

________________________________
     *    Filed herewith

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Physician Computer Network, Inc.
has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHYSICIAN COMPUTER NETWORK, INC.

                              By:  /s/ John F. Mortell
                                 ------------------------------
                                   John F. Mortell, Executive
                                   Vice President

Dated:  May 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                  Date
- ---------                     -----                  ----

 /s/ Jeffry M. Picower   Chairman of the Board    May 23, 1996
- ------------------------ and Director
     Jeffry M. Picower

 /s/ Henry Green         President, Chief         May 23, 1996
- ------------------------ Executive Officer and Director
     Henry Green         (Principal Executive Officer)

 /s/ John F. Mortell     Executive Vice President May 23, 1996
- ------------------------ and Chief Operating Officer
     John F. Mortell     (Principal Financial Officer)

 /s/ Thomas F. Wraback   Vice President-Finance   May 23, 1996
- ------------------------ (Principal Accounting Officer)
     Thomas F. Wraback

 /s/ Jerry Brager
- ------------------------ Director                 May 23, 1996
     Jerry Brager

 /s/ Frederick Frank
- ------------------------ Director                 May 23, 1996
     Frederick Frank

 /s/ Frederic Greenberg
- ------------------------ Director                 May 23, 1996
     Frederic Greenberg

 /s/ Richard B. Kelsky
- ------------------------ Director                 May 23, 1996
     Richard B. Kelsky