Form 10-Q/A
period 1996-03-31
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1996-07-16
CIK 861438

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q/A

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



                                                 Page 1 of 4 Pages
                                               Exhibit Index page 3

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                        PHYSICIAN COMPUTER NETWORK, INC.
                        (Registrant)





Date:  July 16, 1996          By: /s/ Thomas Wraback
                                  Thomas Wraback

                        INDEX TO EXHIBITS


All exhibits listed below are filed with this Amendment to Quarterly Report on Form 10-Q:


EXHIBIT NO.                                     PAGE
  11      Computation of Income Per Share        *
  27      Financial Data Schedule                3











* Previously filed with Form 10-Q of Registrant filed with the Securities and Exchange Commission on May 15, 1996.