Form 10-Q
period 1996-06-30
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1996-08-14
CIK 861438

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


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

                                Yes [X] No [ ]

      The number of shares outstanding of Registrant's Common Stock, $.01 par value, as of August 12, 1996 is 52,028,525

================================================================================
                                                            Page 1 of 30 Pages
                                                         Exhibit Index page 29

                    PHYSICIAN COMPUTER NETWORK, INC.
                             1996 FORM 10-Q

                           TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS ..........................      3

               Consolidated Balance Sheets
                 June 30, 1996 and December 31, 1995 ..................      3

               Consolidated Statements of Operations
                 Three Months Ended June 30, 1996 and 1995 ............      4

                 Six Months Ended June 30, 1996 and 1995 ..............      5

               Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1996 and 1995 ..............      6

               Notes to Consolidated Financial Statements .............      7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS .................................................     19

               Results of Operations ..................................     22

               Financial Condition and Liquidity ......................     25

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings ..........................................     27

ITEM 2.    Changes in Securities ......................................     27

ITEM 3.    Defaults upon Senior Securities ............................     27

ITEM 4.    Submission of Matters to a Vote of Security Holders ........     27

ITEM 5.    Other Information ..........................................     27

ITEM 6.    Exhibits and Reports on Form 8-K ...........................     27

SIGNATURES ............................................................     28

INDEX TO EXHIBITS .....................................................     29

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        PHYSICIAN COMPUTER NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                    June 30,           December 31,
                                    ASSETS                            1996                 1995
                                                                 -------------        -------------
                                                                  (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                        $  46,421,006    $  15,516,883
Accounts receivable, net of allowance for doubtful
       accounts of $977,000 at June 30, 1996, and
       $764,000 at December 31, 1995                                22,781,670       19,466,446
Inventories                                                          4,382,065        4,598,954
Prepaid expenses and other                                           2,314,138        1,093,306
Deferred tax asset                                                   1,650,000        1,650,000
                                                                 -------------    -------------
            Total current assets                                    77,548,879       42,325,589

Intangible assets, net of accumulated amortization
       of $10,570,415 at June 30, 1996
       and $6,840,000 at December 31, 1995                          51,147,142       53,701,055
Property and equipment, net                                          4,026,757        3,976,195
Investment in joint venture                                          2,498,391             --
Other assets                                                         5,262,160          256,998
                                                                 -------------    -------------
             Total assets                                        $ 140,483,329    $ 100,259,837
                                                                 =============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable:
     Other                                                       $   6,297,909    $   9,080,000
     Related party                                                        --            750,000
Current portion of long term-debt                                    1,085,407          100,160
Current portion of obligations under capital leases                    371,497          327,770
Accounts payable                                                     3,922,726        4,935,601
Accrued expenses and other liabilities                              10,152,510       17,024,828
Customer deposits                                                    2,153,020        3,504,980
Unearned income                                                     13,731,316       15,608,705
                                                                 -------------    -------------
             Total current liabilities                              37,714,385       51,332,044


Long-term debt, net of current portion                              12,238,759       18,924,000
Obligations under capital leases, net of
     current portion                                                   551,499          806,255
                                                                 -------------    -------------
             Total liabilities                                      50,504,643       71,062,299

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred Stock, $0.01 par value, 1,000,000 shares authorized:
        Series A convertible preferred stock, 1,000 shares
        outstanding at June 30,1996 and 15,750 shares
        outstanding at December 31,1995                                     10              157
Common stock, $.01 par value, 75,000,000 shares authorized,
     52,018,484 shares issued and outstanding at
     June 30,1996 and 42,937,147 shares issued
     and outstanding at December 31, 1995                              520,185          429,371
Additional paid-in capital                                         183,436,735      129,728,821
Accumulated deficit                                                (93,978,244)    (100,960,811)
                                                                 -------------    -------------
Shareholders' equity                                                89,978,686       29,197,538
                                                                 -------------    -------------
          Total liabilities and shareholders' equity             $ 140,483,329    $ 100,259,837
                                                                 =============    =============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                      Three Months Ended June 30,
                                                                         1996            1995
                                                                     ------------    ------------
Revenues:
Software license fees                                                $  7,275,346    $  2,580,641
Hardware revenue                                                        5,982,791       2,004,326
Maintenance, communication fees and other                               8,610,123       3,869,276
                                                                     ------------    ------------
                                                                       21,868,260       8,454,243
Cost of Revenues:
Hardware                                                                3,998,293       1,257,426
Software, maintenance, communication fees and other                     4,640,016       1,981,314
                                                                     ------------    ------------
                                                                        8,638,309       3,238,740
                                                                     ------------    ------------
Gross margin                                                           13,229,951       5,215,503

Operating expenses:
Research and development                                                1,111,389         569,500
Selling and marketing                                                   1,950,791         474,892
General and administrative                                              4,504,764       2,663,368
                                                                     ------------    ------------
                                                                        7,566,944       3,707,760
                                                                     ------------    ------------

Interest (income) expense:
    Interest income                                                      (158,202)        (96,994)
    Interest expense                                                      643,289         282,405
                                                                     ------------    ------------
                                                                          485,087         185,411
                                                                     ------------    ------------
Income before income tax expense and
     loss on equity investment                                          5,177,920       1,322,332

Income tax expense                                                      1,087,363          35,000
                                                                     ------------    ------------
Income before loss on equity investment                                 4,090,557       1,287,332

Loss on equity investment, net of taxes                                  (422,650)           --
                                                                     ------------    ------------


Net income                                                           $  3,667,907    $  1,287,332
                                                                     ============    ============


Primary and fully diluted earnings per common share                  $       0.07    $       0.03
                                                                     ============    ============

Primary weighted average number of common shares outstanding           53,539,693      42,498,453
                                                                     ============    ============

Fully diluted weighted average number of common shares outstanding     53,630,705      42,498,453
                                                                     ============    ============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                       Six Months Ended June 30,
                                                                         1996            1995
                                                                     ------------    ------------
Revenues:
Software license fees                                                $ 13,193,068    $  5,799,629
Hardware revenue                                                       11,883,698       2,706,581
Maintenance, communication fees and other                              17,818,442       6,405,895
                                                                     ------------    ------------
                                                                       42,895,208      14,912,105
Cost of Revenues:
Hardware                                                                7,754,832       1,589,286
Software, maintenance, communication fees and other                     9,678,369       2,995,378
                                                                     ------------    ------------
                                                                       17,433,201       4,584,664
                                                                     ------------    ------------
Gross margin                                                           25,462,007      10,327,441

Operating expenses:
Research and development                                                2,222,876       1,008,820
Selling and marketing                                                   3,655,560         761,578
General and administrative                                              8,589,295       5,385,306
                                                                     ------------    ------------
                                                                       14,467,731       7,155,704
                                                                     ------------    ------------

Interest (income) expense:
    Interest income                                                      (217,710)       (159,538)
    Interest expense                                                    1,338,407         711,288
                                                                     ------------    ------------
                                                                        1,120,697         551,750
                                                                     ------------    ------------
Income before income tax expense, loss on equity
     investment and extraordinary item                                  9,873,579       2,619,987

Income tax expense                                                      2,073,363          62,000
                                                                     ------------    ------------

Income before loss on equity investment and extraordinary item          7,800,216       2,557,987

Loss on equity investment, net of taxes                                  (817,650)           --
                                                                     ------------    ------------

Income before extraordinary item                                        6,982,566       2,557,987

Extraordinary item:
     Loss on extinguishment of debt                                          --          (180,000)
                                                                     ------------    ------------

Net income                                                           $  6,982,566    $  2,377,987
                                                                     ============    ============

Primary and fully diluted earnings per common share before and
     after extraordinary item                                        $       0.14    $       0.06
                                                                     ============    ============

Primary weighted average number of common shares outstanding           51,703,221      40,936,769
                                                                     ============    ============

Fully diluted weighted average number of common shares outstanding     51,710,586      40,936,769
                                                                     ============    ============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                Six Months Ended June 30,
                                                                  1996            1995
                                                              ------------    ------------
Cash flows provided by (used in) operating activities:
    Net income                                                $  6,982,566    $  2,377,987
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                           4,463,836       1,459,359
         Amortization on loan discount                                --            60,000
         Amortization of deferred charges                             --            33,333
         Gain on disposition of equipment                           (3,524)        (52,708)
         Provision for doubtful accounts                           300,000          33,957
         Non-cash compensation expense                                --            15,000
         Non-cash provision for income taxes                     1,777,156            --
         Loss on equity investment                                 817,650            --
        Extraordinary loss on extinguishment of debt                  --           180,000
        (Increase) decrease in assets:
              Accounts receivable                               (3,615,224)     (2,664,575)
              Inventories                                          497,526        (203,713)
              Prepaid expenses and other assets                    284,586         370,577
         Decrease in liabilities, net
              Accounts payable                                  (1,012,875)       (521,277)
              Accrued expenses and
                  other liabilities                             (5,726,317)       (118,391)
              Customer deposits and unearned income             (3,229,349)     (1,068,333)
                                                              ------------    ------------
       Net cash provided by (used in) operating activities:      1,536,031         (98,784)
                                                              ------------    ------------

Cash flows provided by (used in) investing activities:
       Purchase of equipment                                    (1,106,003)       (285,092)
       Proceeds from disposal of equipment                           3,524          52,708
       Acquisition of licensing rights
         and other intangible assets                            (1,801,120)       (521,486)
       Purchase of business, net of cash acquired               (2,095,871)     (3,450,000)
       Investment in joint venture and related costs            (3,533,390)           --
                                                              ------------    ------------
           Net cash used in investing activities:               (8,532,860)     (4,203,870)
                                                              ------------    ------------

Cash flows provided by (used in) financing activities:
       Principal payments of
         long-term debt                                         (1,353,301)    (16,050,000)
       Principal payments of
         notes payable                                          (3,699,523)           --
       Net proceeds from issuance of notes payable
         and long-term debt                                        204,359       9,852,649
       Principal payments under
         capital lease obligations                                (211,029)       (139,027)
       Net proceeds from issuance
         of common stock, preferred stock and
         exercise of stock options                              42,960,446      22,340,370
                                                              ------------    ------------
         Net cash provided by financing activities              37,900,952      16,003,992
                                                              ------------    ------------

Net increase in cash and cash equivalents                       30,904,123      11,701,338

Cash and cash equivalents,
   beginning of period                                          15,516,883       2,512,047
                                                              ------------    ------------
Cash and cash equivalents,
   end of period                                              $ 46,421,006    $ 14,213,385
                                                              ============    ============



        See accompanying notes to the consolidated financial statements.

                       PHYSICIAN COMPUTER NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)



1.    Basis of Presentation

      The information presented at June 30, 1996 and 1995 and for the periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of Physician Computer Network, Inc. ("PCN" and together with PCN's subsidiaries, the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the three and six month periods ended June 30, 1996 may not necessarily be indicative of results to be expected for the full year. It is suggested that these consolidated financial statements, note disclosures and other information be read in conjunction with the consolidated financial statements and related notes of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In execution of this new strategy, the Company acquired two practice management software entities, Calyx Corporation ("Calyx") of Brookfield, Wisconsin on September 23, 1993 and Wallaby Software Corporation ("Wallaby") of Mahwah, New Jersey on December 31, 1993, pursuant to separate stock purchase agreements. On March 11, 1994, the Company purchased substantially all of the assets of the practice management business (the "DOM/2 Business") of IBAX Healthcare Systems . On November 15, 1994, the Company purchased the Acclaim software maintenance and support business (the "Acclaim" Business) from Sentient Systems, Inc. On April 24, 1995, the Company, through a wholly-owned subsidiary, Practice Management Systems Corp. ("PMSC"), acquired substantially all of the assets of Practice Management Systems, Inc., a business which developed and sold practice management software products and related equipment, maintenance and support to physician practices (the "PMS Business") (See Note 3). On October 27, 1995, the Company acquired VERSYSS Incorporated ("Versyss"), through the merger of a wholly-owned subsidiary of the Company with and into Versyss, with Versyss as the surviving corporation of such merger (See Note 3). The Consolidated Balance Sheets and the Consolidated Statements of Operations are inclusive of Calyx, Wallaby, the DOM/2 Business, the Acclaim Business, PMSC and Versyss for the six months ended June 30, 1996 and are inclusive of Calyx, Wallaby, the DOM/2 Business, the Acclaim Business and PMSC for the six months ended June 30, 1995. All significant intercompany transactions have been eliminated.

2.    Net Income Per Common Share

      Net income per common share for the three and six month periods ended June 30, 1996 and 1995 is determined by dividing net income by the weighted average number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding during the period. The assumed exercise of dilutive stock options and warrants and the assumed conversion of outstanding shares of the Company's Series A convertible non-dividend paying preferred stock (the "Convertible Preferred Stock") has been included in the calculation of weighted average number of common shares outstanding. The convertible $10,000,000 principal amount five year promissory note (the "Equifax Note") of the Company, purchased by Equifax Inc. ("Equifax") on February 15, 1995 ( which note bore interest at a rate of 6% per annum) was not considered an other dilutive security during the period it was outstanding for the three and six month periods ended June 30 1996 and 1995, respectively, since it was anti-dilutive. Therefore, the Equifax Note was only included in the weighted average number of common shares outstanding for the three and six month periods ended June 30, 1996 upon its conversion into 1,932,217 shares of Common Stock on May 10, 1996.

3.    Acquisitions

      Purchase of CTI Business. On June 14, 1996, the Company and CUSA Technologies, Inc.("CTI"), a provider of physician practice management and other industry specific information systems based in Salt Lake City, Utah, signed a Letter of Intent regarding the acquisition of certain assets and the assumption of certain liabilities of CTI through a wholly-owned subsidiary of the Company. On July 3, 1996, pursuant to an asset purchase agreement, the Company purchased substantially all of the assets of the medical practice management software business and certain other software businesses of CTI (the "CTI Business") for $10,100,000 in cash together with the assumption of certain liabilities and cancellation of debt owed to PCN. The Company has paid $9,150,000 through August 14, 1996 with the remaining balance to be paid pending the receipt of certain assets and financial reports. The final payment is subject to an adjustment downward if certain balances do not achieve previously agreed upon levels. The acquisition will be accounted for under the purchase method of accounting.

      Pending Purchase of Wismer-Martin, Inc. On June 20, 1996, the Company and Wismer-Martin, Inc. ("Wismer-Martin"), a provider of practice management systems and healthcare information systems located in Mead, Washington, signed a definitive merger agreement whereby PCN will acquire, pursuant to the merger of Northwest Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Wismer-Martin, all of the issued and outstanding capital stock of Wismer-Martin for $1,980,000 in cash and 935,000 shares of PCN Common Stock. The number of shares is subject to adjustment depending on variations in the market price of PCN Common Stock during the 15 trading days immediately preceding the third business day prior to the transaction date. If such market price is less than or equal to $9 per share on the third business day prior to the transaction date, then, at PCN's option, in lieu of the stock and cash consideration, the acquisition may be paid with $14,000,000 in cash. The transaction is subject to, among other conditions, regulatory approvals and approval by the Wismer-Martin shareholders.

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

      The Versyss and PMS Business transactions were accounted for by the purchase method of accounting and, accordingly, the acquired assets and liabilities have, with the help of an appraiser, been recorded at their fair values at the date of purchase. The consideration (including acquisition costs) and the allocation of purchase price for each acquisition are summarized by significant asset category below:


                                                         Versyss         PMS
                                                       -----------   -----------
Consideration:
   Cash                                                 12,333,000     2,861,003
   Notes Payable                                        11,750,000     2,000,000
   Liabilities assumed                                  45,797,000     3,009,163
   Legal and accounting costs                              702,629        79,371
                                                       -----------   -----------
          Total purchase price                         $70,582,629   $ 7,949,537
                                                       ===========   ===========

Allocation of Purchase Price:
   Tangible assets including receivables,
     inventories, and equipment                         13,985,000     2,206,150
   Acquired technology in process                       14,516,000          --
   Physician supplier base
     (amortized over seven years)                             --         483,151
   Profit on future support and update agreements
     (amortized over four  years)                          820,281       267,750
   Acquired software products
     (amortized over three years)                        3,101,000       179,089
   Profit on support and update agreements
     (amortized over one year)                             852,602       123,785
   Other intangible assets
     (amortized over fifteen years)                     37,307,746     4,689,612
                                                       -----------   -----------
          Total                                        $70,582,629   $ 7,949,537
                                                       ===========   ===========

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


                                                           Six Months Ended
                                                            June 30, 1995
                                                          -----------------

Operating Revenues                                             $45,969,977
Income before Extraordinary Item                                  $735,464
Net Income                                                        $555,464
Income per Common Share before Extraordinary Item                    $0.02
Net Income per Common Share                                          $0.01


4.    Inventories

      Inventories were as follows:


                                              June 30,       December 31,
                                                1996            1995
                                             ----------      ----------
Computer hardware and peripherals            $3,013,065      $3,120,969
Customer maintenance parts                    1,369,000       1,477,985
                                             ----------      ----------
                                             $4,382,065      $4,598,954
                                             ==========      ==========

5.    Restructuring Plan Update

      In the fourth quarter of 1995, after the completion of the Versyss acquisition, management completed a review of the Company's operations, together with the newly acquired PMSC and Versyss operations, and announced a restructuring plan (the "1995 Restructuring Plan") designed to eliminate duplicate administrative responsibilities, consolidate warehousing and distribution of the Company's products and streamline other core businesses in order to improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,922,450, partially offset by a recovery of $850,000 from a change in estimated requirements previously charged against operations as part of the restructuring accrual recorded in 1993 (see below). The 1995 Restructuring Plan provision included $2,509,950 for lease termination costs (principally commencing in July 1996) and $1,412,500 for severance and other employee reduction-related costs. The 1995 Restructuring charges do not include additional costs associated with the consolidation of operations such as re-training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced in December 1995 and it is anticipated to be completed by the end of 1997. Since implementation of the 1995 Restructuring Plan, the 1995 accrual has decreased by $1,614,815, principally due to expenditures related to headcount reduction and lease termination costs from the consolidation and centralization of financial and administrative functions at the Company's corporate headquarters in Morris Plains, NJ, the centralization of purchasing, warehousing and order fulfillment at the Company's Torrance, CA service center and other functional downsizings.


1995 Restructuring Plan
- -----------------------
1995 Provision                                                   $3,922,450
Cash outflows from reduction in workforce
  and lease termination costs                                     1,614,815
                                                                 ----------
Balance at June 30, 1996                                         $2,307,635
                                                                 ==========

      In the fourth quarter of 1993, after completing the Calyx and Wallaby acquisitions, the Company implemented a restructuring plan (the "1993 Restructuring Plan") designed to reduce costs, improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,165,000, for which no tax benefit was available, for the consolidation of offices and facilities, where appropriate, the centralization of administrative and overhead functions and certain other employee reduction-related costs. The charge included $1,770,000 for lease termination costs, $192,000 for the write-off of related equipment and leasehold improvements, $210,000 for office relocation and consolidation costs, and $993,000 for severance and other employee-related costs. The Company anticipated that efficiencies related to the restructuring, primarily in the form of reduced facility and labor-related costs, would be phased in by the end of 1995. Since implementation of the 1993 Restructuring Plan, the 1993 accrual has decreased by approximately $2,655,000, of which $1,805,000 was principally due to expenditures related to the lease termination and consolidation of the Company's then corporate headquarters in Mahwah, New Jersey in 1994 and the resultant centralization of certain financial and sales administrative functions previously performed at the Brookfield, Wisconsin location. However, as of June 30, 1996, certain restructuring charges related to other lease termination costs have not yet been paid. The table below summarizes the activity of the 1993 Restructuring Plan:


1993 Restructuring Plan
- -----------------------
1993 Provision                                                        $3,165,000
1994 Activity:
  Reduction in workforce, lease termination
     costs and other cash outflows                                       975,000
  Write-off of equipment and leasehold improvements                      165,000
                                                                      ----------
Balance at December 31, 1994                                           2,025,000
1995 Activity:
  Reduction in workforce, lease termination
    costs and other cash outflows                                        572,000
  Additional write-off of equipment and
    leasehold improvements                                                27,000
  Non-cash recovery from change in estimated requirements                850,000
                                                                      ----------
Balance at December 31, 1995                                             576,000
1996 Activity:
  Reduction in workforce, lease termination
     costs and other cash outflows                                        66,000
                                                                      ----------
Balance at June 30, 1996                                              $  510,000
                                                                      ==========

6.    Shareholders' Equity

      On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock and on May 24, 1996 an additional 840,000 shares were issued according to the over-allotment option which was exercised in full, both at a price of $10 per share (the "1996 Public Offering"). Included within the shares of Common Stock sold pursuant to the 1996 Public Offering, were 1,932,217 shares issued by the Company to Equifax upon the conversion in full of the Equifax Note. As a result of the sale by the Company of the remaining 4,507,783 shares sold as part of the 1996 Public Offering, the Company received net proceeds of $42,823,938.

      During the first six months of 1996, 14,750 shares of the Convertible Preferred Stock, issued on October 20, 1995 pursuant to Regulation S under the Securities Act of 1933, were converted into 2,107,136 shares of common stock in accordance with the terms of the Convertible Preferred Stock.

      On February 29, 1996, options to purchase an additional 495,000 shares of Common Stock at an exercise price of $12.625 per share were granted pursuant to the Company's 1993 Incentive and Non-Incentive Stock Option Plan. During the first six months of 1996, 598,942 stock options were exercised and 1,043,975 stock options were forfeited due to expiration or termination. There was no stock warrant activity during the period. As a result, the cumulative number of stock options and warrants outstanding was 9,096,363 as of June 30, 1996.

7.    Significant Transactions

      HealthPoint G.P. Joint Venture. In January 1996, the Company and Glaxo Wellcome Inc. ("Glaxo Wellcome"), through wholly-owned subsidiaries, formed HealthPoint G.P. ("HealthPoint"), a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and will operate independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, will oversee the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of June 30, 1996, Glaxo Wellcome had contributed approximately $13.4 million and the Company had contributed approximately $2.7 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. In addition, the Company has incurred approximately $864,000 of costs related to its investment in HealthPoint. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally be allocated equally between the partners. For the six months ended June 30, 1996, the Company's share of the loss incurred by HealthPoint during such period, primarily consisting of allocable start-up costs, was $1,035,000.

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

      On February 15, 1995, pursuant to the terms of the Convertible Subordinated Note Purchase Agreement between the Company and Equifax (the "Note Purchase Agreement), Equifax, the parent company of Equifax EDI, purchased the Equifax Note, a five year convertible subordinated promissory note of the Company, bearing interest at a rate of 6% per annum, payable quarterly (see Note
8). The Equifax Note was convertible into shares of Common Stock at a conversion price of $5.175. On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering.

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

      On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering.


                                                       June 30,    December 31,
                                                         1996          1995
                                                     -----------   -----------
Term indebtedness payable to Versyss Liquidating
Trust due annually in October 1996 and 1997 at       $11,750,000   $11,750,000
11% (See Note 3)
Convertible subordinated note payable to
Equifax, Inc. due February 2000  at 6% (see                 --      10,000,000
Notes 2,6, and 7)
Subordinated term notes due monthly March 1995
through February 2001 at 8% assumed from Versyss       1,764,608     2,004,000
acquisition
Term indebtedness payable to PMSI due April 1996
at 10% (See Note 3)                                         --       2,000,000
Term indebtedness payable to IBM due October
1997 at prime plus 2.5% (10.75% at June 30,
1996) assumed from Versyss acquisition                 1,500,000     1,500,000
Debt portion of Equifax Marketing Agreement            4,470,381          --
Term indebtedness payable to non-employee
Wallaby selling stockholders, due January 1996              --         750,000
at 7%
Other                                                    137,086       100,160
                                                     -----------   -----------
                                                      19,622,075    28,104,160
Less: notes payable-current                            6,297,909     9,080,000
                                                     -----------   -----------
                                                      13,324,166    19,024,160
Less: current portion of long-term debt                1,085,407       100,160
                                                     ===========   ===========
Long-term debt                                       $12,238,759   $18,924,000
                                                     ===========   ===========

Long-term debt, related party:
Term indebtedness payable Wallaby selling
employed at the Company stockholders, due                   --     $   750,000
January 1996 at 7%
                                                     -----------   -----------
                                                            --         750,000
Less: current portion of long-term debt                     --         750,000
                                                     -----------   -----------
Long-term debt, related party                               --     $      --
                                                     ===========   ===========

9.     Supplemental Disclosures of Cash Flow Information

                                                      June 30,       June 30,
                                                        1996           1995
                                                     ----------     ----------
Supplemental disclosure of cash flow information:
Cash paid for interest                               $1,651,000       $381,000
Cash paid for income taxes                             $261,000        $79,000


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

* On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering (See Note 7).

* Capital lease obligations of $427,344 were incurred during the six months ended June 30, 1995. None were incurred for the six months ended June 30, 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

      Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In order to implement this strategy, the Company strengthened its management team and abandoned its prior strategy of growth primarily through the licensing of practice management software, together with computer hardware, to new physician customers at low prices. The objective of such strategy had been to develop a network which would generate revenues primarily from advertising fees paid by pharmaceutical companies. Since September 1993, the Company has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 85,000, thereby making the Company one of the largest providers of practice management software products in the country.

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

      On June 14, 1996, the Company and CUSA Technologies, Inc.("CTI"), a provider of physician practice management and other industry specific information systems based in Salt Lake City, Utah, signed a Letter of Intent regarding the acquisition of certain assets and the assumption of certain liabilities of CTI through a wholly-owned subsidiary of the Company. On July 3, 1996, pursuant to an asset purchase agreement, the Company purchased substantially all of the assets of the medical practice management software business and certain other software businesses of CTI (the "CTI Business") for $10,100,000 in cash together with the assumption of certain liabilities and cancellation of debt owed to PCN. The Company has paid $9,150,000 through August 14, 1996 with the remaining balance to be paid pending the receipt of certain assets and financial reports. The final payment is subject to an adjustment downward if certain balances do not achieve previously agreed upon levels. The acquisition will be accounted for under the purchase method of accounting.

      On June 20, 1996, the Company and Wismer-Martin, Inc. ("Wismer-Martin"), a provider of practice management systems and healthcare information systems located in Mead, Washington, signed a definitive merger agreement whereby PCN will acquire, pursuant to the merger of Northwest Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Wismer-Martin, all of the issued and outstanding capital stock of Wismer-Martin for $1,980,000 in cash and 935,000 shares of PCN Common Stock. The number of shares is subject to adjustment depending on variations in the market price of PCN Common Stock during the 15 trading days immediately preceding the third business day prior to the transaction date. If such market price is less than or equal to $9 per share on the third business day prior to the transaction date, then, at PCN's option, in lieu of the stock and cash consideration, the acquisition may be paid with $14,000,000 in cash. The transaction is subject to, among other conditions, regulatory approvals and approval by the Wismer-Martin shareholders.

HealthPoint G.P. Joint Venture. In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint G.P., a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and will operate independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, will oversee the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of June 30, 1996, Glaxo Wellcome had contributed approximately $13.4 million and the Company had contributed approximately $2.7 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. In addition, the Company has incurred approximately $0.9 million of costs related to its investment in HealthPoint. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally be allocated equally between the partners.

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

Public Offering of Common Stock and Equifax Note Conversion. On May 10, 1996, the Company completed the issuance and sale of 3,667,783 shares of Common Stock pursuant to the 1996 Public Offering and on May 24, 1996 an additional 840,000 shares were issued according to the over-allotment option which was exercised in full. In addition, on May 10, 1996, Equifax converted its $10,000,000 principal amount five year convertible subordinated promissory note of the Company in full into 1,932,217, shares of Common Stock at a conversion price of $5.175, pursuant to the terms of the Note Purchase Agreement, and sold such converted shares as part of the 1996 Public Offering. As a result of such sale, the Company received net proceeds of approximately $42,823,938.

Results of Operations

                        Three Months Ended June 30, 1996
                Compared to the Three Months Ended June 30, 1995

      Revenues for the three months ended June 30, 1996 were $21,868,260, an increase of $13,414,017 or 159% over revenues of $8,454,243 for the three months ended June 30, 1995. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $4,694,705 or 182% from $2,580,641 for the three months ended June 30, 1995 to $7,275,346 for the three months ended June 30, 1996. Hardware revenue increased $3,978,465 or 198% from $2,004,326 for the three months ended June 30, 1995 to $5,982,791 for the three months ended June 30, 1996 primarily as a result of the acquisitions of Versyss and, to a lesser extent, the PMS Business, both of which sell computer hardware peripherals and complete systems (hardware and practice management software). Maintenance, communication fees and other revenue increased by $4,740,847 or 123% from $3,869,276 for the three months ended June 30, 1995 to $8,610,123 for the three months ended June 30, 1996 due primarily to the acquisitions of Versyss and, to a lesser extent, the PMS Business, both of which also generate service fees for software support and hardware maintenance.

      Cost of revenues increased $5,399,569 or 167% from $3,238,740 for the three months ended June 30, 1995 to $8,638,309 for the three months ended June 30, 1996. Cost of hardware, including installation costs, increased $2,740,867 or 218% from $1,257,426 to $3,998,293, primarily due to increased computer hardware sales resulting from the acquisitions of Versyss and, to a lesser extent, the PMS Business. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $2,658,702 or 134% from $1,981,314 to $4,640,016, primarily as a result of the increased sales of the Company's recently acquired Versyss and, to a lesser extent, PMS Business practice management software products and services.

      Total cost of revenues increased as a percentage of total revenues from 38% for the three months ended June 30, 1995 to 40% for the three months ended June 31, 1996 primarily as a result of the higher mix of hardware sales.

      Operating expenses increased $3,859,184 or 104% from $3,707,760 for the three months ended June 30, 1995 to $7,566,944 for the three months ended June 30, 1996. Research and development, selling and marketing, and general and administrative expenses increased by $541,889, $1,475,899, and $1,841,396, respectively. The increase in operating expenses can be attributed to the acquisitions of Versyss and, to a lesser extent, the PMS Business which resulted from increased headcount, as well as increased facilities and occupancy costs.

      Interest income increased $61,208 or 63% from $96,994 for the three months June 30, 1995 to $158,202 for the three months ended June 30, 1996, primarily as a result of investing the net proceeds from the 1996 Public Offering of $42,823,938 received from the sale of 4,507,783 shares of Common Stock. Interest expense increased $360,884 or 128%, from $282,405 for the three months ended June 30, 1995 to $643,289 for the three months ended June 30, 1996, primarily as a result of debt issued in April and October of 1995 in connection with the acquisitions of Versyss and the PMS Business, the assumption of Versyss' debt obligations and the recording of the debt portion of the amended and restated Equifax Marketing Agreement in January 1996, and was partially offset by converting the Equifax Note on May 10, 1996.

      The Company recorded a provision for income taxes of $1,087,363 for the three months ended June 30, 1996, reflecting an estimated annual effective tax rate of 21%. In the comparative period ended June 30, 1995, the Company recorded a 2% effective alternative minimum rate, income tax provision of $35,000. The increase in the Company's effective tax rate in 1996, as compared to 1995, reflects the annual limitation on the Company's ability to utilize net operating loss carryforwards against current period income as a result of previous changes in ownership of the Company (see Financial Condition and Liquidity below). The Company will realize the benefit of Versyss' net operating loss carryforwards as a reduction in goodwill. As a result, although benefiting the Company on a cash basis, utilization of Versyss' net operating loss carryforwards against current period income does not reduce the income tax provision. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

      The Company recorded a loss on its equity investment in HealthPoint of $422,650, net of taxes, for the three months ended June 30, 1996 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up costs.

                         Six Months Ended June 30, 1996
                 Compared to the Six Months Ended June 30, 1995

      Revenues for the six months ended June 30, 1996 were $42,895,208 an increase of $27,983,103 or 188% over revenues of $14,912,105 for the six months ended June 30, 1995. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $7,393,439 or 127% from $5,799,629 for the six months ended June 30, 1995 to $13,193,068 for the six months ended June 30, 1996. Hardware revenue increased $9,177,117 or 339% from $2,706,581 for the six months ended June 30, 1995 to $11,883,698 for the six months ended June 30, 1996 primarily as a result of the acquisitions of Versyss and, to a lesser extent, the PMS Business, both of which sell computer hardware peripherals and complete systems (hardware and practice management software). Maintenance, communication fees and other revenue increased by $11,412,547 or 178% from $6,405,895 for the six months ended June 30, 1995 to $17,818,442 for the six months ended June 30, 1996 due primarily to the acquisitions of Versyss and, to a lesser extent, the PMS Business, both of which also generate service fees for software support and hardware maintenance.

      Cost of revenues increased $12,848,537 or 280% from $4,584,664 for the six months ended June 30, 1995 to $17,433,201 for the six months ended June 30, 1996. Cost of hardware, including installation costs, increased $6,165,546 or 388% from $1,589,286 to $7,754,832, primarily due to increased computer hardware sales resulting from the acquisitions of Versyss and, to a lesser extent, the PMS Business. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $6,682,991 or 223% from $2,995,378 to $9,678,369, primarily as a result of the increased sales of the Company's recently acquired Versyss and, to a lesser extent, PMS Business practice management software products and services.

      Total cost of revenues increased as a percentage of total revenues from 31% for the six months ended June 30, 1995 to 41% for the six months ended June 30, 1996 primarily as a result of the higher mix of hardware sales.

      Operating expenses increased $7,312,027 or 102% from $7,155,704 for the six months ended June 30, 1995 to $14,467,731 for the six months ended June 30, 1996. Research and development, selling and marketing, and general and administrative expenses increased by $1,214,056, $2,893,982, and $3,203,989, respectively. The increase in operating expenses can be attributed to the acquisitions of Versyss and, to a lesser extent, the PMS Business which resulted from increased headcount, as well as increased facilities and occupancy costs.

      Interest income increased $58,172 or 36% from $159,538 for the six months June 30, 1995 to $217,710 for the six months ended June 30, 1996, primarily as a result of investing the net proceeds from the 1996 Public Offering of $42,823,938 received from the sale of 4,507,783 shares of Common Stock on May 10, 1996 and May 24, 1996. Interest expense increased $627,119 or 88%, from $711,288 for the six months ended June 30, 1995 to $1,338,407 for the six months ended June 30, 1996, primarily as a result of debt issued in March and October of 1995 in connection with the acquisitions of Versyss and the PMS Business, the assumption of Versyss' debt obligations and the recording the debt portion of the amended and restated Equifax Marketing Agreement in January 1996.

      The Company recorded a provision for income taxes of $2,073,363 for the six months ended June 30, 1996, reflecting an estimated annual effective tax rate of 21%. In the comparative period ended June 30, 1995, the Company recorded a 2% effective alternative minimum rate, income tax provision of $62,000. The increase in the Company's effective tax rate in 1996, as compared to 1995, reflects the annual limitation on the Company's ability to utilize net operating loss carryforwards against current period income as a result of previous changes in ownership of the Company(see Financial Condition and Liquidity below). The Company will realize the benefit of Versyss' net operating loss carryforwards as a reduction in goodwill. As a result, although benefiting the Company on a cash basis, utilization of Versyss' net operating loss carryforwards against current period income does not reduce the income tax provision. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

      The Company recorded a loss on its equity investment in HealthPoint of $817,650, net of taxes, for the six months ended June 30, 1996 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up costs.


Financial Condition & Liquidity

      At June 30, 1996 the Company had available cash and cash equivalents of $46,421,006 and working capital of $39,834,494 compared to cash and cash equivalents of $15,516,883 and a working capital deficit of $9,006,455 at December 31, 1995. The increase in cash and cash equivalents can be attributed to cash provided by operations and financing activities, partially offset by cash used in investing activities.

      Net cash provided by operating activities was $1,536,031 for the six months ended June 30, 1996 compared to net cash used in operating activities of $98,784 for the six months ended June 30, 1995. The increase in cash provided by operating activities was achieved primarily from the Company's improved results of operations for the six months ended June 30, 1996, partially offset by payments of accrued expenses related to the Versyss acquisition and restructuring.

      Cash used in investing activities was $8,532,860 for the six months ended June 30, 1996 compared to $4,203,870 for the six months ended June 30, 1995 and primarily resulted from: (i) the initial cash contribution of $2,678,000 and $855,390 in other charges in connection with the formation of the HealthPoint joint venture; (ii) $2,095,871 in cash payments related to the acquisition of the CTI Business and to the pending acquisition of Wismer-Martin; (iii) $1,801,120 used to acquire licensing rights and other intangible assets; and
(iv) approximately $1,102,479 in net capital investment in equipment.

      Cash provided by financing activities for the six months ended June 30, 1996 was $37,900,952 primarily related to $42,960,446 in proceeds received from the 1996 Public Offering and cash generated from the exercise of stock options partially offset by payment in full of the $3,500,000 in promissory notes issued in connection with the acquisitions of Wallaby and the PMS Business, plus accrued interest thereon, plus principal payments of various long-term debt, notes payable and capital lease agreements.

      Significant payment obligations of the Company subsequent to June 30, 1996 include:
 (i) the payment in October 1996 of $5,875,000 in connection with the Versyss acquisition, together with accrued and unpaid interest thereon; (ii) up to approximately $4,300,000 in capital contributions required to be made by the Company to HealthPoint; and (iii) the payment of $125,000 per month to Equifax EDI in accordance with the terms of the Amended and Restated Marketing Agreement, dated January 12, 1996 between Equifax EDI and the Company.

      On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock at a price of $10 per share. Included within the shares of Common Stock sold pursuant to this public offering were 1,932,217 shares of Common Stock issued to Equifax upon conversion by Equifax in full of the Equifax Note. In addition to the shares issued on May 10,

1996, as part of the public offering, an over-allotment option was exercised to issue an additional 840,000 shares on May 24, 1996 at $10 per share. The Company received net proceeds of $42,823,938 from the sale of the remaining 4,507,783 shares of Common Stock issued pursuant to this public offering, and will receive the benefit of the elimination of $600,000 per annum in interest payments under the Equifax Note. The Company expects that its operating cash flow, together with the proceeds from the sale of Common Stock pursuant to the 1996 Public Offering will be sufficient to fund the Company's working capital requirements and permit the Company to continue its acquisition strategy. However, the Company's ability to continue to pursue its acquisition strategy will be affected by the extent and pace at which the Company utilizes its available resources for acquisitions.

      On June 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $65 million which expire over the next 14 years. This includes approximately $11,000,000 of net operating loss carryforwards from Versyss which are subject to separate return limitation year rules. The Company believes it has previously experienced ownership changes, which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, have resulted in a significant annual limitation on the Company's ability to use net operating losses in the future. Net operating loss carryforward limitations, combined with recognizing the benefit from utilizing Versyss net operating loss carryforwards against goodwill, has resulted in the Company increasing its provision for income taxes to an effective tax rate of 21% (as compared to the alternative minimum tax rate applied in 1995). However, as a result of certain tax accounting preference items available to the Company and the utilization of Versyss net operating loss carryforwards, the Company's cash effective tax rate is estimated to be in the range of 2% to 6% for 1996.

PART II  -  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS. - None

ITEM 2.     CHANGES IN SECURITIES. - None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS. - None

ITEM 5.     OTHER INFORMATION. - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits - See Index to Exhibits on page 29

B.    Reports on Form 8-K:

      On June 20, 1996, the Company filed a report on form 8-K, (Item 5 Other Events) to report that the Company, Northwest Acquisition Corp., a wholly-owned subsidiary of the Company, and Wismer-Martin, Inc. entered into an Agreement and Plan of Merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                   PHYSICIAN COMPUTER NETWORK, INC.
                                   (Registrant)











Date: August 14, 1996              By: /s/John F. Mortell
                                       ------------------------------
                                       John F. Mortell
                                       Executive Vice President and
                                       Chief Operating Officer

                                INDEX TO EXHIBITS


      All exhibits listed below are filed with this Quarterly Report on Form
10-Q:



     EXHIBIT NO.                                                 PAGE
     -----------                                                 ----

        11        Computation of Income Per Share.                30