Form 10-Q
period 1996-09-30
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1996-11-14
CIK 861438

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

                For the quarterly period ended September 30, 1996

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

                                 Yes [X] No [ ]

     The number of shares outstanding of Registrant's Common Stock, $.01 par value, as of November 11, 1996 is 52,982,294


================================================================================


                                                              Page 1 of 31 Pages
                                                           Exhibit Index page 30

                        PHYSICIAN COMPUTER NETWORK, INC.
                                 1996 FORM 10-Q

                             TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ..................................  3

               Consolidated Balance Sheets
                 September 30, 1996 and December 31, 1995 ..................  3

               Consolidated Statements of Earnings
                 Three Months Ended September 30, 1996 and 1995 ............  4

                 Nine Months Ended September 30, 1996 and 1995 .............  5

               Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995 .............  6

               Notes to Consolidated Financial Statements ..................  7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS ......................................................... 19

               Results of Operations ....................................... 22

               Financial Condition and Liquidity ........................... 25

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings .................................................. 27

ITEM 2. Changes in Securities .............................................. 27

ITEM 3. Defaults upon Senior Securities .................................... 27

ITEM 4. Submission of Matters to a Vote of Security Holders ................ 27

ITEM 5. Other Information .................................................. 27

ITEM 6. Exhibits and Reports on Form 8-K ................................... 28

SIGNATURES ................................................................. 29

INDEX TO EXHIBITS .......................................................... 30

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        PHYSICIAN COMPUTER NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                             September 30,            December 31,
                                    ASSETS                                                       1996                     1995
                                                                                             -------------            -------------
                                                                                              (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                                    $  37,999,731            $  15,516,883
Accounts receivable, net of allowance for doubtful
      accounts of $1,047,000 at September 30, 1996, and
       $764,000 at December 31, 1995                                                            25,336,679               19,466,446
Inventories                                                                                      5,654,166                4,598,954
Prepaid expenses and other                                                                         465,571                1,093,306
Deferred tax asset                                                                               1,650,000                1,650,000
                                                                                             -------------            -------------
            Total current assets                                                                71,106,147               42,325,589

Intangible assets, net of accumulated amortization
      of $12,678,000 at September 30, 1996
       and $6,840,000 at December 31, 1995                                                      72,729,880               53,701,055
Property and equipment, net                                                                      6,313,656                3,976,195
Investment in joint venture                                                                      2,843,961                     --
Other assets                                                                                     5,647,442                  256,998
                                                                                             -------------            -------------
             Total assets                                                                    $ 158,641,086            $ 100,259,837
                                                                                             =============            =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable:
     Other                                                                                   $   7,343,045            $   9,080,000
     Related party                                                                                    --                    750,000
Current portion of long term-debt                                                                  998,671                  100,160
Current portion of obligations under capital leases                                                366,406                  327,770
Accounts payable                                                                                 5,287,265                4,935,601
Accrued expenses and other liabilities                                                           8,946,500               17,024,828
Customer deposits                                                                                1,436,547                3,504,980
Unearned income                                                                                 17,280,584               15,608,705
                                                                                             -------------            -------------
             Total current liabilities                                                          41,659,018               51,332,044


Long-term debt, net of current portion                                                          12,134,738               18,924,000
Obligations under capital leases, net of
     current portion                                                                               603,946                  806,255
                                                                                             -------------            -------------
             Total liabilities                                                                  54,397,702               71,062,299

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred Stock, $0.01 par value, 1,000,000 shares authorized:
        Series A convertible preferred stock, 1,000 shares
        outstanding at September 30,1996 and 15,750 shares
        outstanding at December 31, 1995                                                                10                      157
Common stock, $.01 par value, 75,000,000 shares authorized,
     52,982,484 shares issued and outstanding at
     September 30,1996 and 42,937,147 shares issued
     and outstanding at December 31, 1995                                                          529,825                  429,371
Additional paid-in capital                                                                     193,203,482              129,728,821
Accumulated deficit                                                                            (89,489,933)            (100,960,811)
                                                                                             -------------            -------------

Shareholders' equity                                                                           104,243,384               29,197,538
                                                                                             -------------            -------------
          Total liabilities and shareholders' equity                                         $ 158,641,086            $ 100,259,837
                                                                                             =============            =============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                  Three Months Ended September 30,
                                                                                                    1996                   1995
                                                                                                ------------           ------------
Revenues:
Software license fees                                                                           $  7,390,537           $  5,197,562
Hardware revenue                                                                                   6,081,013              1,543,661
Maintenance, communication fees and other                                                         11,839,806              2,872,900
                                                                                                ------------           ------------
                                                                                                  25,311,356              9,614,123
Cost of Revenues:
Hardware                                                                                           3,232,330                963,474
Software, maintenance, communication fees and other                                                6,956,507              1,772,030
                                                                                                ------------           ------------
                                                                                                  10,188,837              2,735,504
                                                                                                ------------           ------------
Gross margin                                                                                      15,122,519              6,878,619

Operating expenses:
Research and development                                                                           1,480,023                593,305
Selling and marketing                                                                              2,522,039                490,180
General and administrative                                                                         4,630,711              3,149,311
                                                                                                ------------           ------------
                                                                                                   8,632,773              4,232,796
                                                                                                ------------           ------------

Interest (income) expense:
    Interest income                                                                                 (237,127)               (73,372)
    Interest expense                                                                                 208,496                260,437
                                                                                                ------------           ------------
                                                                                                     (28,631)               187,065
                                                                                                ------------           ------------
Income before income tax expense and
     loss on equity investment                                                                     6,518,377              2,458,758

Income tax expense                                                                                 1,368,045                 48,051
                                                                                                ------------           ------------

Income before loss on equity investment                                                            5,150,332              2,410,707

Loss on equity investment, net of taxes                                                             (662,020)                  --
                                                                                                ------------           ------------


Net income                                                                                      $  4,488,312           $  2,410,707
                                                                                                ============           ============


Primary and fully diluted earnings per common share                                             $       0.08           $       0.06
                                                                                                ============           ============

Primary weighted average number of common shares outstanding                                      56,579,959             42,838,420
                                                                                                ============           ============

Fully diluted weighted average number of common shares outstanding                                56,673,925             42,838,420
                                                                                                ============           ============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                  Nine Months Ended September 30,
                                                                                                    1996                   1995
                                                                                                ------------           ------------

Revenues:
Software license fees                                                                           $ 20,583,605           $ 10,997,191
Hardware revenue                                                                                  17,964,711              4,250,242
Maintenance, communication fees and other                                                         29,658,248              9,278,795
                                                                                                ------------           ------------
                                                                                                  68,206,564             24,526,228
Cost of Revenues:
Hardware                                                                                          10,987,162              2,552,760
Software, maintenance, communication fees and other                                               16,634,876              4,767,408
                                                                                                ------------           ------------
                                                                                                  27,622,038              7,320,168
                                                                                                ------------           ------------
Gross margin                                                                                      40,584,526             17,206,060

Operating expenses:
Research and development                                                                           3,702,899              1,602,125
Selling and marketing                                                                              6,177,599              1,251,758
General and administrative                                                                        13,220,006              8,534,617
                                                                                                ------------           ------------
                                                                                                  23,100,504             11,388,500
                                                                                                ------------           ------------

Interest (income) expense:
    Interest income                                                                                 (454,837)              (232,910)
    Interest expense                                                                               1,546,903                971,725
                                                                                                ------------           ------------
                                                                                                   1,092,066                738,815
                                                                                                ------------           ------------
Income before income tax expense, loss on equity
     investment and extraordinary item                                                            16,391,956              5,078,745

Income tax expense                                                                                 3,441,408                110,051
                                                                                                ------------           ------------

Income before loss on equity investment and extraordinary item                                    12,950,548              4,968,694

Loss on equity investment, net of taxes                                                           (1,479,670)                  --
                                                                                                ------------           ------------

Income before extraordinary item                                                                  11,470,878              4,968,694

Extraordinary item:
     Loss on extinguishment of debt                                                                     --                 (180,000)
                                                                                                ------------           ------------

Net income                                                                                      $ 11,470,878           $  4,788,694
                                                                                                ============           ============

Primary and fully diluted earnings per common share before and
     after extraordinary item                                                                   $       0.22           $       0.12
                                                                                                ============           ============

Primary weighted average number of common shares outstanding                                      53,341,935             41,570,685
                                                                                                ============           ============

Fully diluted weighted average number of common shares outstanding                                53,341,935             41,570,685
                                                                                                ============           ============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                  Nine Months Ended September 30,
                                                                                                   1996                    1995
                                                                                               ------------            ------------
Cash flows provided by (used in) operating activities:
    Net income                                                                                 $ 11,470,878            $  4,788,694
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation and amortization                                                            7,110,168               2,323,771
         Amortization on loan discount                                                                 --                    60,000
         Amortization of deferred charges                                                              --                    33,333
         Gain on disposition of equipment                                                          (148,093)                (53,958)
         Provision for doubtful accounts                                                            450,000                  33,957
         Bad debt write-off                                                                        (166,977)                (23,328)
         Non-cash compensation expense                                                                 --                    45,000
         Non-cash provision for income taxes                                                      2,949,649                    --
         Loss on equity investment                                                                1,479,670                    --
        Extraordinary loss on extinguishment of debt                                                   --                   180,000
        (Increase) decrease in assets:
              Accounts receivable                                                                (4,852,442)             (5,921,608)
              Inventories                                                                          (905,613)               (401,656)
              Prepaid expenses and other assets                                                     769,601                 413,255
         (Decrease) increase in liabilities, net:
              Accounts payable                                                                   (1,714,446)               (214,625)
              Accrued expenses and
                  other liabilities                                                              (5,569,177)                 34,970
              Customer deposits and unearned income                                              (4,560,035)             (1,503,596)
                                                                                               ------------            ------------

       Net cash provided by (used in) operating activities:                                       6,313,183                (205,791)
                                                                                               ------------            ------------

Cash flows provided by (used in) investing activities:
       Purchase of equipment                                                                     (1,202,926)               (576,995)
       Disposal of equipment                                                                       (390,954)                 53,958
       Acquisition of licensing rights
         and other intangible assets                                                             (1,246,883)               (508,192)
       Purchase of businesses, net of cash acquired                                             (12,567,295)             (5,314,284)
       Investment in joint venture and related costs                                             (4,716,961)                   --
                                                                                               ------------            ------------

           Net cash used in investing activities:                                               (20,125,019)             (6,345,513)
                                                                                               ------------            ------------

Cash flows provided by (used in) financing activities:
       Principal payments of
         long-term debt                                                                          (1,704,798)            (16,050,000)
       Principal payments of
         notes payable                                                                           (3,225,408)                   --
       Net proceeds from issuance of notes payable
         and long-term debt                                                                            --                 9,852,649
       Principal payments under
         capital lease obligations                                                                 (548,118)               (176,141)
       Net proceeds from issuance
         of common stock and
         exercise of stock options                                                               41,773,008              23,840,370
                                                                                               ------------            ------------

         Net cash provided by financing activities                                               36,294,684              17,466,878
                                                                                               ------------            ------------

Net increase in cash and cash equivalents                                                        22,482,848              10,915,574

Cash and cash equivalents,
   beginning of period                                                                           15,516,883               2,512,047
                                                                                               ------------            ------------
Cash and cash equivalents,
   end of period                                                                               $ 37,999,731            $ 13,427,621
                                                                                               ============            ============


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



1.    Basis of Presentation

      The information presented at September 30, 1996 and 1995 and for the periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of Physician Computer Network, Inc. ("PCN" and together with PCN's subsidiaries, the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the three and nine month periods ended September 30, 1996 may not necessarily be indicative of results to be expected for the full year. It is suggested that these consolidated financial statements, note disclosures and other information be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In execution of this new strategy, the Company acquired two practice management software entities, Calyx Corporation ("Calyx") of Brookfield, Wisconsin on September 23, 1993 and Wallaby Software Corporation ("Wallaby") of Mahwah, New Jersey on December 31, 1993, pursuant to separate stock purchase agreements. On March 11, 1994, the Company purchased substantially all of the assets of the practice management business (the "DOM/2 Business") of IBAX Healthcare Systems. On November 15, 1994, the Company purchased the Acclaim software maintenance and support business (the "Acclaim" Business) from Sentient Systems, Inc. On April 24, 1995, the Company, through a wholly-owned subsidiary, Practice Management Systems Corp. ("PMSC"), acquired substantially all of the assets of Practice Management Systems, Inc., a business which developed and sold practice management software products and related equipment, maintenance and support to physician practices (the "PMS Business") (See Note 3). On October 27, 1995, the Company acquired VERSYSS Incorporated ("Versyss"), through the merger of a wholly-owned subsidiary of the Company with and into Versyss, with Versyss as the surviving corporation of such merger (See Note 3). On July 3, 1996, the Company acquired substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. (the "CTI Business") (see Note 3). On September 11, 1996, the Company acquired Wismer-Martin, Inc. ("Wismer-Martin"), through a merger of a wholly-owned subsidiary of the Company with and into Wismer-Martin, with Wismer-Martin as the surviving corporation of such merger (See Note 3). The Consolidated Balance Sheets and the Consolidated Statements of Operations are inclusive of Calyx,

Wallaby, the DOM/2 Business, the Acclaim Business, PMSC, Versyss and the results of the CTI Business from July 3, 1996 (the date of acquisition) and the results of Wismer Martin from September 11, 1996 (the date of acquisition) for the three and nine months ended September 30, 1996 and are inclusive of Calyx, Wallaby, the DOM/2 Business, the Acclaim Business and the results of PMSC from April 24, 1995 (the date of acquisition) for the three and nine months ended September 30, 1995. All significant intercompany transactions have been eliminated.


2.    Net Income Per Common Share

      Net income per common share for the three and nine month periods ended September 30, 1996 and 1995 is determined by dividing net income by the weighted average number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding during the period. The assumed exercise of dilutive stock options and warrants and the assumed conversion of outstanding shares of the Company's Series A convertible non-dividend paying preferred stock (the "Convertible Preferred Stock") has been included in the calculation of weighted average number of common shares outstanding. The convertible $10,000,000 principal amount five year promissory note (the "Equifax Note") of the Company, purchased by Equifax Inc. ("Equifax") on February 15, 1995 (which note bore interest at a rate of 6% per annum) was not considered an other dilutive security during the period it was outstanding for the three and nine month periods ended Septemer 30 1996 and 1995, respectively, since it was anti-dilutive. Therefore, the Equifax Note was only included in the weighted average number of common shares outstanding for the nine month period ended September 30, 1996 from the date of its conversion in full into 1,932,217 shares of Common Stock on May 10, 1996.

3.    Acquisitions

      Purchase of Wismer-Martin, Inc. On September 11, 1996, the Company acquired Wismer-Martin, a provider of practice management systems and healthcare information systems located in Mead, Washington, pursuant to a merger agreement, for: (i) $1,980,000 in cash; (ii) 935,000 shares of PCN Common Stock valued at $9,365,615; and (iii) the assumption of $4,737,154 in liabilities.

      Purchase of the CTI Business. On July 3, 1996, pursuant to an asset purchase agreement, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. for:
(i) $9,150,000 in cash; and (ii) the assumption of $4,130,526 in liabilities and cancellation of debt owed by CTI to PCN.

      Purchase of Versyss. On October 27, 1995, the Company acquired Versyss, a company located in Needham Heights, Massachusetts, pursuant to a merger agreement, for: (i) $12,333,000 in cash; (ii) $11,750,000 in the form of a two year promissory note bearing interest at the rate of 11% per annum issued by Versyss, as the surviving corporation of the merger, to the Versyss Liquidating Trust, a liquidating trust formed for the benefit of the former shareholders of Versyss and; (iii) the assumption of $45,797,000 in liabilities.

      Purchase of the PMS Business. On April 24, 1995, PMSC, a newly formed, wholly-owned subsidiary of the Company, acquired substantially all of the assets of the PMS Business, a practice management software business located in Needham, Massachusetts, for: (i) $2,861,003 in cash; (ii) $2,000,000 in the form of a one year promissory note from PMSC to Practice Management Systems, Inc. ("PMSI"), the seller of the PMS Business, which note bore interest at the rate of 10% per annum; and (iii) the assumption of $3,009,163 in liabilities. The promissory note from PMSC to PMSI was repaid in full on April 24, 1996.

      The acquisitions of Wismer-Martin, the CTI Business, Versyss and the PMS Business were accounted for by the purchase method of accounting and, accordingly, the acquired assets and liabilities have, with the help of an appraiser, been recorded at their fair values at the date of purchase. The consideration (including acquisition costs) and the allocation of purchase price for each acquisition are summarized by significant asset category below:

                                    Wismer-      CTI                     PMS
                                    Martin     Business    Versyss     Business
                                 ----------- ----------- -----------  ----------
Consideration:
   Cash                            1,980,000   9,150,000  12,333,000   2,861,003
   PCN Common Stock                9,365,615      -           -           -
   Notes Payable                      -           -       11,750,000   2,000,000
   Liabilities assumed             4,737,154   4,130,526  45,797,000   3,009,163
   Legal and accounting costs        349,405     200,347     702,629      79,371
                                 ----------- ----------- -----------  ----------
          Total purchase price   $16,432,174 $13,480,873 $70,582,629  $7,949,537
                                 =========== =========== ===========  ==========

Allocation of Purchase Price:
  Tangible assets including
   receivables, inventories,
   and equipment                   3,340,148   2,054,572  13,985,000   2,206,150
  Acquired technology in process      -           -       14,516,000      -
  Physician supplier base
   (amortized over seven years)       -           -           -          483,151
  Profit on future support and
   update agreements (amortized
   over four  years)                 537,000     599,000     820,281     267,750
  Acquired software products
   (amortized over three years)      494,000      -        3,101,000     179,089
  Profit on support and update
   agreements ( amortized over
   one year)                          85,000     107,000     852,602     123,785
  Other intangible assets
   (amortized over fifteen years) 11,976,026  10,720,301  37,307,746   4,689,612
                                 ----------- ----------- -----------  ----------
          Total                  $16,432,174 $13,480,873 $70,582,629  $7,949,537
                                 =========== =========== ===========  ==========


      The following unaudited pro forma financial information represents the combined results of operations of the Company, Versyss, PMSC, the CTI Business, and Wismer- Martin as if all acquisitions had occurred as of January 1, 1995 after giving effect to certain financing transactions completed in 1995 and 1996 and are exclusive of the $14,516,000 charge for the acquired technology in process as this charge is non-recurring and unusual and relates directly to the acquisition of Versyss. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Versyss PMSC, the CTI Business, and Wismer-Martin constituted a single entity during such periods nor does it represent a basis for assessing future performance.

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                     September      September
                                                      30, 1996       30, 1995
                                                    -------------  -------------

Revenues                                             $79,236,263    $82,652,805
Income before Extraordinary Item                      $9,347,473     $1,237,937
Net Income                                            $9,347,473       $997,937
Income per Common Share before Extraordinary Item          $0.16          $0.02
Earnings per Common Share                                  $0.16          $0.02


4.    Inventories

      Inventories were as follows:


                                 September 30,    December 31,
                                     1996            1995
                                  ----------      ----------
Computer hardware and
  peripherals                     $4,208,246      $3,120,969
Customer maintenance parts         1,445,920       1,477,985
                                  ----------      ----------
                                  $5,654,166      $4,598,954
                                  ==========      ==========

5.    Restructuring Plan Update

      In the fourth quarter of 1995, after the completion of the Versyss acquisition, management completed a review of the Company's operations, together with the newly acquired PMSC and Versyss operations, and announced a restructuring plan (the "1995 Restructuring Plan") designed to eliminate duplicate administrative responsibilities, consolidate warehousing and distribution of the Company's products and streamline other core businesses in order to improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,922,450, for which no tax benefit was available, partially offset by a recovery of $850,000 from a change in estimated requirements previously charged against operations as part of the restructuring accrual recorded in 1993 (see below). The 1995 Restructuring Plan provision included $2,509,950 for lease termination costs (principally commencing in July 1996) and $1,412,500 for severance and other employee reduction-related costs. The 1995 Restructuring charges do not include additional costs associated with the consolidation of operations such as re-training, consulting, purchases of equipment and relocation of employees and equipment. These costs will be charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced in December 1995 and it is anticipated to be completed sometime in 1997. Since implementation of the 1995 Restructuring Plan, the 1995 accrual has decreased by $2,429,895 principally due to expenditures related to headcount reduction and lease termination costs from the consolidation and centralization of financial and administrative functions at the Company's corporate headquarters in Morris Plains, NJ, the centralization of purchasing, warehousing and order fulfillment at the Company's Torrance, CA service center and other functional downsizings.


1995 Restructuring Plan
-----------------------
1995 Provision .......................................  $3,922,450
Cash outflows from reduction in workforce and lease
  termination costs ..................................   2,429,895
                                                        ----------
Balance at September 30, 1996                           $1,492,555
                                                        ==========

      In the fourth quarter of 1993, after completing the Calyx and Wallaby acquisitions, the Company implemented a restructuring plan (the "1993 Restructuring Plan") designed to reduce costs, improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,165,000, for which no tax benefit was available, for the consolidation of offices and facilities, where appropriate, the centralization of administrative and overhead functions and certain other employee reduction-related costs. The charge included $1,770,000 for lease termination costs, $192,000 for the write-off of related equipment and leasehold improvements, $210,000 for office relocation and consolidation costs, and $993,000 for severance and other employee-related costs. The Company anticipated that efficiencies related to the restructuring, primarily in the form of reduced facility and labor-related costs, would be phased in by the end of 1995. Since implementation of the 1993 Restructuring Plan, the 1993 accrual has decreased by approximately $2,715,000, of which $1,865,000 was principally due to expenditures related to the lease termination and consolidation of the Company's then corporate headquarters in Mahwah, New Jersey in 1994 and the resultant
centralization   of  certain  financial  and  sales   administrative   functions
previously performed at the Brookfield, Wisconsin location. However, as of September 30, 1996, certain restructuring charges related to other lease termination costs have not yet been paid. The table below summarizes the activity of the 1993 Restructuring Plan:

1993 Restructuring Plan
1993 Provision ...............................................        $3,165,000
1994 Activity:
   Reduction in workforce, lease termination
     costs and other cash outflows ...........................           975,000
   Write-off of equipment and leasehold
     improvements ............................................           165,000
                                                                      ----------
Balance at December 31, 1994 .................................         2,025,000
1995 Activity:
   Reduction in workforce, lease termination
     costs and other cash outflows ...........................           572,000
   Additional write-off of equipment and
     leasehold improvements ..................................            27,000
   Non-cash recovery from change in estimated
requirements .................................................           850,000
                                                                      ----------
Balance at December 31, 1995 .................................           576,000
1996 Activity:
   Reduction in workforce, lease termination
     costs and other cash outflows ...........................           126,000
                                                                      ----------
Balance at September 30, 1996 ................................        $  450,000
                                                                      ==========

6.    Shareholders' Equity

      On September 11, 1996, as part of the acquistion of Wismer-Martin, the Company issued 935,000 shares of its Common Stock at a price of $10.017 (See
Note 3).

      On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock for $10 per share and, on May 24, 1996, issued an additional 840,000 shares for $10 per share upon the exercise in full of the underwriters over-allotment option (the "1996 Public Offering"). Included within the shares of Common Stock sold pursuant to the 1996 Public Offering, were 1,932,217 shares issued by the Company to Equifax upon the conversion in full of the Equifax Note. As a result of the sale by the Company of the remaining 4,507,783 shares sold as part of the 1996 Public Offering, the Company received net proceeds of approximately $42 million.

      During the first nine months of 1996, 14,750 shares of the Convertible Preferred Stock, issued on October 20, 1995 pursuant to Regulation S under the Securities Act of 1933, were converted into 2,107,136 shares of common stock in accordance with the terms of the Convertible Preferred Stock.

      On February 29, 1996, options to purchase an additional 495,000 shares of Common Stock at an exercise price of $12.625 per share were granted pursuant to the Company's 1993 Incentive and Non-Incentive Stock Option Plan. During the first nine months of 1996, 691,394 stock options were exercised and 1,041,775 stock options were forfeited due to expiration or termination. In addition, warrants for 10,000 shares of Common Stock expired during the first nine months of 1996. As a result, the cumulative number of stock options and warrants outstanding was 8,996,111 as of September 30, 1996.


7.    Significant Transactions

      HealthPoint G.P. Joint Venture. In January 1996, the Company and Glaxo Wellcome Inc. ("Glaxo Wellcome"), through wholly-owned subsidiaries, formed HealthPoint G.P. ("HealthPoint"), a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and operates independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, oversees the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of September 30, 1996, Glaxo Wellcome had contributed approximately $20.0 million and the Company had contributed approximately $3.9 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. In addition, the Company has incurred approximately $855,000 of costs related to its investment in HealthPoint. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally be allocated equally between the partners. For the nine months ended September 30, 1996, the Company's share of the loss incurred by HealthPoint during such period, primarily consisting of allocable start-up costs, was $1,873,000.

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

      During the third quarter of 1996, National Data Corporation ("NDC") acquired all of the outstanding capital stock of Equifax EDI. On September 3, 1996, the Company, Equifax EDI, Equifax and NDC entered into an agreement whereby, among other things, the Company waived its right to terminate the Marketing Agreement, pursuant to its terms, as a result of the change of control of Equifax EDI. The acquisition of Equifax EDI by NDC will not result in any changes to the Marketing Agreement except that the Company and NDC agreed that PCN may, in its sole unrestricted discretion, terminate the Marketing Agreement, on not less than ninety days written notice, at any time on or after July 1, 1997.


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

      The Company's indebtedness as of September 30, 1996 and December 31, 1995 consists of the following:

                                                     September 30,  December 31,
                                                          1996          1995
                                                      -----------   -----------
Term indebtedness payable to Versyss Liquidating
Trust due annually in October 1996 and 1997 at
  11% (See Note 3)                                    $11,750,000   $11,750,000
Convertible subordinated note payable to
  Equifax, Inc. due February 2000  at 6% (see
  Notes 2,6, and 7)                                          --      10,000,000
Subordinated term notes due monthly March 1995
  through February 2001 at 8% assumed from Versyss
  acquisition                                           1,708,506     2,004,000
Term indebtedness payable to PMSI due April 1996
  at 10% (See Note 3)                                        --       2,000,000
Term indebtedness payable to IBM due October
  1997 at prime plus 2.5% (10.75% at September 30,
  1996) assumed from Versyss acquisition                1,500,000     1,500,000
Debt portion of Equifax Marketing Agreement             4,388,221          --
Mortgage payable monthly to U.S. Bancorp Mortgage
  Company at 3.0% over the average discount rate of
  26-week U.S. Treasury bills (adjusted
  semi-annually 8% at September 30 1996), due
  November, 1998 assumed from Wismer-Martin
  acquisition (See Note 3)                                401,608          --
Note payable monthly to the Greater Spokane
  Business Development Association and the Small
  Business Administration at 9.896%, due October,
  2008 assumed from Wismer-Martin acquisition (See
  Note 3)                                                 333,812          --
Subordinated term notes due annually July 1998
  at 9.0% assumed from Wismer-Martin acquistion
  (See Note 3)                                             22,029          --
Term indebtedness payable to non-employee
  Wallaby selling stockholders, due January 1996
  at 7%                                                      --         750,000
Other                                                     372,278       100,160
                                                      -----------   -----------
                                                       20,476,454    28,104,160
Less: notes payable-current                             7,343,045     9,080,000
                                                      -----------   -----------
                                                       13,133,409    19,024,160
Less: current portion of long-term debt                   998,671       100,160
                                                      -----------   -----------
Long-term debt                                        $12,134,738   $18,924,000
                                                      ===========   ===========

Long-term debt, related party:
Term indebtedness payable Wallaby selling
  employed at the Company stockholders, due
  January 1996 at 7%                                         --     $   750,000
                                                      -----------   -----------
                                                             --         750,000
Less: current portion of long-term debt                      --         750,000
                                                      -----------   -----------
Long-term debt, related party                                --     $      --
                                                      ===========   ===========

9.     Supplemental Disclosures of Cash Flow Information

                                              September 30,        September 30,
                                                   1996                1995
                                              -------------        -------------
Supplemental disclosure of cash
flow information:
Cash paid for interest                          $1,576,000           $615,000
Cash paid for income taxes                        $261,000           $142,000


      Supplemental non-cash operating, investing and financing activities were as follows:

o In January 1996, the Company and Equifax EDI amended and restated the Marketing Agreement. Pursuant to the amended and restated Marketing Agreement, the Company was obligated to pay $125,000 per month to Equifax EDI over a period of four years. As a result, the Company recorded an asset and obligation of $4,791,290, equal to the net present value of the payments discounted at 11.5% per annum. The acquisition of Equifax EDI by NDC, during the third quarter of 1996, will not result in any changes to the Marketing Agreement except that the Company and NDC agreed that PCN may, in its sole unrestricted discretion, terminate the Marketing Agreement, on not less than ninety days written notice, at any time on or after July 1, 1997 (See Notes 7 and 8).

o On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering (See Note 7).

o Capital lease obligations of $427,344 were incurred during the nine months ended September 30, 1995. None were incurred for the nine months ended September 30, 1996.

o On September 11, 1996, the Company pursuant to a merger agreement with Wismer Martin, issued 935,000 shares of PCN Common Stock valued at $9,365,615. (See Note 3).

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

      Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In order to implement this strategy, the Company strengthened its management team and abandoned its prior strategy of growth primarily through the licensing of practice management software, together with computer hardware, to new physician customers at low prices. The objective of such strategy had been to develop a network which would generate revenues primarily from advertising fees paid by pharmaceutical companies. Since September 1993, the Company has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 90,000, thereby making the Company one of the largest providers of practice management software products in the country.

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

      On July 3, 1996, pursuant to an asset purchase agreement, the Company, through a wholly-owned subsidiary, completed the acquisition of the CTI Business which, through a direct sales force, has sold practice management software products and related equipment and other commercial software products and related equipment. The purchase price of such acquisition consists of $9,150,000 in cash together with the assumption of $4,130,526 in liabilities and the cancellation of debt owed to PCN.

      On September 11, 1996, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Wismer-Martin, a provider of practice management systems and healthcare information systems located in Mead, Washington, pursuant to a merger agreement, for $1,980,000 in cash, 935,000 shares of PCN Common Stock valued at $9,365,615 and the assumption of $4,737,154 in liabilities.


HealthPoint G.P. Joint Venture. In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint G.P., a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and operates independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, oversees the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of September 30, 1996, Glaxo Wellcome had contributed approximately $20.0 million and the Company had contributed approximately $3.9 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. In addition, the Company has incurred approximately $0.9 million of costs related to its investment in HealthPoint. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally be allocated equally between the partners.

      In March 1996, HealthPoint introduced its first product, HealthPoint ACS, which is expected to be commercially available during the fourth quarter of 1996. HealthPoint ACS, which is designed to interface (and is expected to be integrated) with the PCN Health Network Information System, is developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care.


Public Offering of Common Stock and Equifax Note Conversion. On May 10, 1996, the Company completed the issuance and sale of 3,667,783 shares of Common Stock pursuant to the 1996 Public Offering and on May 24, 1996 an additional 840,000 shares were issued in full upon the exercise of the underwriters over-allotment option. In addition, on May 10, 1996, Equifax converted its $10,000,000 principal amount five year convertible subordinated promissory note of the Company in full into 1,932,217, shares of Common Stock at a conversion price of $5.175, pursuant to the terms of the Note Purchase Agreement, and sold such converted shares as part of the 1996 Public Offering. As a result of such sale, the Company received net proceeds of approximately $42 million.


Equifax Marketing Agreement. During the third quarter of 1996, National Data Corporation ("NDC") acquired all of the outstanding capital stock of Equifax EDI. On September 3, 1996, the Company, Equifax EDI, Equifax and NDC entered into an agreement whereby, among other things, the Company waived its right to terminate the Marketing Agreement, pursuant to its terms, as a result of the change of control of Equifax EDI. The acquisition of Equifax EDI by NDC will not result in any changes to the Marketing Agreement except that the Company and NDC agred that PCN may, in its sole unrestricted discretion, terminate the Marketing Agreement, on not less than ninety days written notice, at any time on or after July 1, 1997.

Results of Operations

                      Three Months Ended September 30, 1996
              Compared to the Three Months Ended September 30, 1995

      Revenues for the three months ended September 30, 1996 were $25,311,356, an increase of $15,697,233 or 163% over revenues of $9,614,123 for the three months ended September 30, 1995. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $2,192,975 or 42% from $5,197,562 for the three months ended September 30, 1995 to $7,390,537 for the three months ended September 30, 1996. Hardware revenue increased $4,537,352 or 294% from $1,543,661 for the three months ended September 30, 1995 to $6,081,013 for the three months ended September 30, 1996 primarily as a result of the acquisitions of Versyss, the CTI Business and, to a lesser extent, Wismer-Martin, all of which sell computer hardware peripherals and complete systems (hardware and practice management software). Maintenance, communication fees and other revenue increased by $8,966,906 or 312% from $2,872,900 for the three months ended September 30, 1995 to $11,839,806 for the three months ended September 30, 1996 due primarily to the acquisitions of Versyss, the CTI Business and, to a lesser extent, Wismer-Martin, all of which generate service fees for software support and hardware maintenance.

      Cost of revenues increased $7,453,333 or 272% from $2,735,504 for the three months ended September 30, 1995 to $10,188,837 for the three months ended September 30, 1996. Cost of hardware, including installation costs, increased
$2,268,856  or 235% from  $963,474 to  $3,232,330,  primarily  due to  increased computer hardware sales resulting from the acquisitions of Versyss, the CTI Business and, to a lesser extent, Wismer-Martin. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $5,184,477 or 293% from $1,772,030 to $6,956,507, primarily as a result of the increased sales of the Company's acquisitions of Versyss, the CTI Business and, to a lesser extent, Wismer-Martin.

      Total cost of revenues increased as a percentage of total revenues from 28% for the three months ended September 30, 1995 to 40% for the three months ended September 30, 1996 primarily as a result of the higher mix of hardware sales.

      Operating expenses increased $4,399,977 or 104% from $4,232,796 for the three months ended September 30, 1995 to $8,632,773 for the three months ended September 30, 1996. Research and development, selling and marketing, and general and administrative expenses increased by $886,718, $2,031,859, and $1,481,400, respectively. The increase in operating expenses can be attributed to the acquisitions of Versyss, the CTI Business and, to a lesser extent,

Wismer-Martin which resulted from increased headcount, as well as increased facilities and occupancy costs.

      Interest income increased $163,755 or 223% from $73,372 for the three months September 30, 1995 to $237,127 for the three months ended September 30, 1996, primarily as a result of investing the net proceeds from the 1996 Public Offering of approximately $42 million received from the sale of 4,507,783 shares of Common Stock. Interest expense decreased $51,941 or 20%, from $260,437 for the three months ended September 30, 1995 to $208,496 for the three months ended September 30, 1996, primarily as a result of payment in full of $2,000,000 in debt issued in April 1995 in connection with the acquisition of the PMS Business, and the conversion of the $10,000,000 subordinated note payable to Equifax into 1,932,217 shares of Common Stock as part of the 1996 Public Offering, partially offset by debt issued in October of 1995 in connection with the acquisition of Versyss, and the assumption of Versyss' and Wismer Martin's debt obligations.

      The Company recorded a provision for income taxes of $1,368,045 for the three months ended September 30, 1996, reflecting an estimated annual effective tax rate of 21%. In the comparative period ended September 30, 1995, the Company recorded a 2% effective alternative minimum rate, income tax provision of $48,051. The increase in the Company's effective tax rate in 1996, as compared to 1995, reflects the annual limitation on the Company's ability to utilize net operating loss carryforwards against current period income as a result of previous changes in ownership of the Company (see Financial Condition and Liquidity below). The Company will realize the benefit of Versyss' net operating loss carryforwards as a reduction in goodwill. As a result, although benefiting the Company on a cash basis, utilization of Versyss' net operating loss carryforwards against current period income does not reduce the income tax provision. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

      The Company recorded a loss on its equity investment in HealthPoint of $662,020, net of taxes, for the three months ended September 30, 1996 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up costs.

                      Nine Months Ended September 30, 1996
              Compared to the Nine Months Ended September 30, 1995

      Revenues for the nine months ended September 30, 1996 were $68,206,564 an increase of $43,680,336 or 178% over revenues of $24,526,228 for the nine months ended September 30, 1995. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $9,586,414 or 87% from $10,997,191 for the nine months ended September 30, 1995 to $20,583,605 for the nine months ended September 30, 1996. Hardware revenue increased $13,714,469 or 323% from $4,250,242 for the nine months ended September 30, 1995 to $17,964,711 for the nine months ended September 30, 1996 primarily as a result of the acquisitions of Versyss and, to a lesser extent, the PMS Business, the CTI Business and Wismer-Martin all of which sell computer hardware peripherals and complete systems (hardware and practice management software). Maintenance, communication fees and other revenue increased by $20,379,453 or 220% from $9,278,795 for the nine months ended September 30, 1995 to $29,658,248 for the nine months ended September 30, 1996 due primarily to the acquisitions of Versyss and, to a lesser extent, the PMS Business, the CTI Business and Wismer-Martin all of which also generate service fees for software support and hardware maintenance.

      Cost of revenues increased $20,301,870 or 277% from $7,320,168 for the nine months ended September 30, 1995 to $27,622,038 for the nine months ended September 30, 1996. Cost of hardware, including installation costs, increased $8,434,402 or 330% from $2,552,760 to $10,987,162, primarily due to increased computer hardware sales resulting from the acquisitions of Versyss and, to a lesser extent, the PMS Business, the CTI Business and Wismer-Martin. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $11,867,468 or 249% from $4,767,408 to $16,634,876, primarily as a result of the increased sales of the Company's recently acquired Versyss and, to a lesser extent, the PMS Business, the CTI Business and Wismer-Martin practice management software products and services.

      Total cost of revenues increased as a percentage of total revenues from 30% for the nine months ended September 30, 1995 to 40% for the nine months ended September 30, 1996 primarily as a result of the higher mix of hardware sales.

      Operating expenses increased $11,712,004 or 103% from $11,388,500 for the nine months ended September 30, 1995 to $23,100,504 for the nine months ended September 30, 1996. Research and development, selling and marketing, and general and administrative expenses increased by $2,100,774, $4,925,841, and $4,685,389, respectively. The increase in operating expenses can be attributed to the acquisitions of Versyss and, to a lesser extent, the PMS Business, the CTI Business and Wismer-Martin which resulted from increased headcount, as well as increased facilities and occupancy costs.

      Interest income increased $221,927 or 95% from $232,910 for the nine months September 30, 1995 to $454,837 for the nine months ended September 30, 1996, primarily as a result of investing the net proceeds from the 1996 Public Offering of approximately $42 million received from the sale of 4,507,783 shares of Common Stock on May 10, 1996 and May 24, 1996. Interest expense increased $575,178 or 59%, from $971,725 for the nine months ended September 30, 1995 to $1,546,903 for the nine months ended September 30, 1996, primarily as a result of debt issued in March and October of 1995 in connection with the acquisitions of Versyss and the PMS Business, and the assumption of Versyss' and Wismer-Martin's debt obligations.

      The Company recorded a provision for income taxes of $3,441,408 for the nine months ended September 30, 1996, reflecting an estimated annual effective tax rate of 21%. In the comparative period ended September 30, 1995, the Company recorded a 2% effective alternative minimum rate, income tax provision of $110,051. The increase in the Company's effective tax rate in 1996, as compared to 1995, reflects the annual limitation on the Company's ability to utilize net operating loss carryforwards against current period income as a result of previous changes in ownership of the Company(see Financial Condition and Liquidity below). The Company will realize the benefit of Versyss' net operating loss carryforwards as a reduction in goodwill. As a result, although benefiting the Company on a cash basis, utilization of Versyss' net operating loss carryforwards against current period income does not reduce the income tax provision. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

      The Company recorded a loss on its equity investment in HealthPoint of $1,479,670, net of taxes, for the nine months ended September 30, 1996 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up costs.


Financial Condition & Liquidity

      At September 30, 1996 the Company had available cash and cash equivalents of $37,999,731 and working capital of $29,447,129 compared to cash and cash equivalents of $15,516,883 and a working capital deficit of $9,006,455 at December 31, 1995. The increase in cash and cash equivalents can be attributed to cash provided by operations and financing activities, partially offset by cash used in investing activities.

      Net cash provided by operating activities was $6,313,183 for the nine months ended September 30, 1996 compared to net cash used in operating activities of $205,791 for the nine months ended September 30, 1995. The increase in cash provided by operating activities was achieved primarily from the Company's improved results of operations for the nine months ended September 30, 1996, partially offset by payments of accrued expenses related to the Versyss acquisition and restructuring.

      Cash used in investing activities was $20,125,019 for the nine months ended September 30, 1996 compared to $6,345,513 for the nine months ended September 30, 1995 and primarily resulted from: (i) approximately $12 million in cash payments related to the acquisitions of the CTI Business and Wismer-Martin;
(ii) the cash contribution of $3,861,571 and $855,390 in other charges in connection with the formation of the HealthPoint joint venture; (iii) $1,246,883 used to acquire licensing rights and other intangible assets; and (iv) approximately $1,202,269 in net capital investment in equipment.

      Cash provided by financing activities for the nine months ended September 30, 1996 was $36,294,684 primarily related to $41,773,008 in proceeds received from the 1996 Public Offering and cash generated from the exercise of stock options partially offset by payment in full of the $3,500,000 in promissory notes issued in connection with the acquisitions of Wallaby and the PMS Business, plus accrued interest thereon, plus principal payments of various long-term debt, notes payable and capital lease agreements.

      Significant payment obligations of the Company subsequent to September 30, 1996 include: (i) the payment in October 1996 of $5,875,000 (which was paid on October 27, 1996) in connection with the Versyss acquisition, together with accrued and unpaid interest thereon; (ii) up to approximately $3,116,000 in capital contributions required to be made by the Company to HealthPoint; and
(iii) the payment of $125,000 per month to Equifax EDI, now owned by NDC, in accordance with the terms of the Amended and Restated Marketing Agreement, dated January 12, 1996 between Equifax EDI and the Company.

      On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock at a price of $10 per share. Included within the shares of Common Stock sold pursuant to this public offering were 1,932,217 shares of Common Stock issued to Equifax upon conversion by Equifax in full of the Equifax Note. In addition to the shares issued on May 10, 1996, as part of the public offering, an over-allotment option was exercised to issue an additional 840,000 shares on May 24, 1996 at $10 per share. The Company received net proceeds of approximately $42 million from the sale of the remaining 4,507,783 shares of Common Stock issued pursuant to this public offering, and will receive the benefit of the elimination of $600,000 per annum in interest payments under the Equifax Note. The Company expects that its operating cash flow, together with the proceeds from the sale of Common Stock pursuant to the 1996 Public Offering will be sufficient to fund the Company's working capital requirements and permit the Company to continue its acquisition strategy. However, the Company's ability to continue to pursue its acquisition strategy will be affected by the extent and pace at which the Company utilizes its available resources for acquisitions.

      On September 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $65 million which expire over the next 14 years. This includes approximately $11,000,000 of net operating loss carryforwards from Versyss which are subject to separate return limitation year rules. The Company believes it has previously experienced ownership changes, which, under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, have resulted in a significant annual limitation on the Company's ability to use net operating losses in the future. Net operating loss carryforward limitations, combined with recognizing the benefit from utilizing Versyss' net operating loss carryforwards against goodwill, has resulted in the Company increasing its provision for income taxes to an effective tax rate of 21% (as compared to the alternative minimum tax rate applied in 1995). However, as a result of certain tax accounting preference items available to the Company and the utilization of Versyss' net operating loss carryforwards, the Company's cash effective tax rate is estimated to be in the range of 2% to 6% for 1996.

PART II  -  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Aon Re Inc. v. Physician Computer Network Inc. This action was filed in the Superior Court of New Jersey, Middlesex County, on November 21, 1994, by the lessor of the Company's former headquarters in Laurence Harbor, New Jersey. The plaintiff alleged that the Company defaulted on its obligation under its lease of the premises in question and sought $1,600,000 of rent through the end of the term of the lease on December 29, 1996 and approximately $700,000 of other charges and damages. The Company answered the complaint and asserted counterclaims against the plaintiff. On October 17, 1996, the Company settled its litigation with Aon Reinsurance, Inc. for $1,500,000.


ITEM 2.     CHANGES IN SECURITIES. - None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On September 11, 1996, the Company held an annual meeting of its shareholders (the "Meeting") to consider (i) the election of eight (8) directors, (ii) the approval of the Amendment to the Company's 1993 Incentive and Non-Incentive Option Plan (the Employee Plan) and (iii) the ratification of the appointment of KPMG Peat Marwick LLP to continue as independent auditors of the Company for the next year ended December 31, 1996.

      At the meeting, the Company's shareholders elected as directors Jeffry Picower, Henry Green, Jerry Brager, Frederick Frank, Frederic Greenberg, Richard Kelsky, John Mortell and Russell Ricci, M.D. .

      The Employee Plan was amended to increase the maximum aggregate number of shares of Common Stock that may be issued from 2,300,000 to 3,300,000 shares of Common Stock. 35,280,331 shares voted in favor of the Amendment to the Employee Plan, 9,314,608 voted against and 1,677,010 shares abstained from voting.

      KPMG Peat Marwick LLP was appointed as independent auditors of the Company for the next year ended December 31, 1996.

ITEM 5.     OTHER INFORMATION. - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits - See Index to Exhibits on page 30

B.    Reports on Form 8-K:

      On July 9, 1996, the Company filed a report on Form 8-K, (Item 2 Acquisitions or Dispositions) to report the purchase of substantially all of the assets of the medical practice management software business and the commercial software business of CUSA Technologies, Inc. (the "CTI Business").

      On August 7, 1996, the Company filed Amendment No. 1 to the current report on Form 8-K dated July 9, 1996 in order to provide the audited financial statements and the required pro-forma consolidated financial information associated with its acquisition of substantially all of the assets of the medical practice management software business and the commercial software business of CUSA Technologies, Inc.

      On September 19, 1996, the Company filed a report on Form 8-K, (Item 2 - Acquisitions or Dispositions) to report that the Company acquired Wismer-Martin, Inc.("Wismer-Martin"), a provider of practice management systems and healthcare information systems located in Mead, Washington, through a merger of Northwest Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into Wismer-Martin, with Wismer-Martin as the surviving corporation of such merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                            PHYSICIAN COMPUTER NETWORK, INC.
                                            (Registrant)










Date: November 14, 1996                     By: /s/John F. Mortell
                                                -------------------------------
                                                John F. Mortell
                                                Executive Vice President and
                                                Chief Operating Officer



Date: November 14, 1996                     By: /s/Thomas F. Wraback
                                                -------------------------------
                                                Thomas F. Wraback
                                                Senior Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


      All  exhibits  listed below are filed with this  Quarterly  Report on Form
10-Q:



  EXHIBIT NO.                                                          PAGE
  -----------                                                          ----

      11        Computation of Income Per Share.                        31