Form 10-K
period 1996-12-31
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1997-03-31
CIK 861438

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

               Registrant's telephone number, including area code:
                                 (201) 490-3100

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

                                  Yes X   No__

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        This aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant was approximately $222,563,000 on March 27, 1997 based on the closing sales price of the Common Stock on such date.

        The aggregate number of outstanding shares of Common Stock, $.01 par value, of Registrant was 52,985,554 on March 27, 1997.

                                                        Exhibit Index on Page 43

                        PHYSICIAN COMPUTER NETWORK, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                     Page
------                                                                                     ----
ITEM 1. Business..........................................................................   3
ITEM 2. Properties........................................................................  17
ITEM 3. Legal proceedings.................................................................  17
ITEM 4. Submission of Matters to Vote of Security Holders.................................  17

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.............  18
ITEM 6. Selected Financial Data...........................................................  19
ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial
           Condition......................................................................  21
ITEM 8. Financial Statements and Supplementary Data.......................................  30
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.....................................................................  30
PART III

ITEM 10. Directors and Executive Officers of the Registrant...............................  31
ITEM 11. Executive Compensation...........................................................  34
ITEM 12. Security Ownership of Certain Beneficial Owners and Management...................  40
ITEM 13. Certain Relationships and Related Transactions...................................  41

PART IV

ITEM 14. Exhibits, Consolidated Financial Statement Schedule, and Report on Form 8-K......  42

EXHIBIT INDEX.............................................................................  43

SIGNATURES................................................................................  52

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE................................................ F-1

                                     PART I


ITEM 1. BUSINESS

General

        The Company is a leader in developing, marketing and supporting practice management software products for physician practices. The Company's objective is to establish a large installed base of physician practice customers who use the Company's most advanced practice management software product, the PCN Health Network Information System, thereby becoming an important link for the electronic exchange of information between physician practices and other health care providers and organizations. In furtherance of this objective, since September 1993, the Company has acquired eight practice management software businesses which, along with new system sales, has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 95,000, making the Company one of the largest providers of practice management software products in the United States. The Company plans to migrate a substantial majority of all of its customers to the PCN Health Network Information System during the next several years. In an effort to rapidly and cost-effectively supplement its practice management software product offerings with knowledge-based clinical products and services, in January 1996, the Company and Glaxo Wellcome, Inc. ("Glaxo Wellcome") formed a joint venture. The joint venture, HealthPoint G.P. ("HealthPoint"), was formed to develop and market clinical information technology products and services that will provide the clinical information needed at the point of patient care and assist physicians and other health care providers practice medicine more efficiently. In March 1996, HealthPoint introduced its first product, HealthPoint ACS, a product developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care. HealthPoint ACS first became commercially available in December 1996.

        The Company's practice management software products, which, among other things, automate physician scheduling and generate patient billings, insurance claims billings and other financial reports, include interactive communication software that links physician practices with hospitals, Medicare/Medicaid carriers, commercial insurance carriers, claims clearinghouses, clinical laboratories, pharmacies, HMOs and other health care organizations who have established electronic communication links under agreement with the Company (collectively, "Connecting Service Providers"). The PCN Health Network Information System is designed to become the common practice management software platform used by a substantial majority of the Company's physician practice customers and, as an integrated unit with HealthPoint's products, is expected to provide physicians with comprehensive financial, administrative and clinical applications. The PCN Health Network Information System will primarily manage the business elements of the physician's practice and HealthPoint's software products and services will primarily provide physicians with clinical applications and functionality intended to assist physicians in the clinical aspects of their practices.

        The Company was incorporated under the laws of the state of New Jersey on August 25, 1983. Its executive offices are located at 1200 American Road, Morris Plains, New Jersey 07950. Its telephone number is (201) 490-3100.


Industry

        Based on publicly available industry sources, the Company believes that there are over 350,000 office-based physicians in the United States, and that in excess of 800 businesses are marketing practice management software products to them. Current economic influences, including the increasing influence of managed care in the health care marketplace, are leading to fundamental changes in the health care industry in the United States. As the health care delivery system evolves, the need for state-of-the-art information management tools becomes critically important.

        Managed care organizations are attempting to control health care costs by pressuring health care providers to become more cost effective through the use of capitated fees and intense monitoring of the number and types of procedures used. As a result, sophisticated practice management software is increasingly needed in order to track costs, clinical outcomes and patient health care needs and to successfully negotiate contracts and maximize profitability. This focus on costs has increased the need for communication links to permit the electronic exchange of information, such as eligibility checks, claims processing, treatment guidelines, prescribing guidelines, managed care parameters and clinical laboratory results, rather than incur the cost of processing paper transactions. In addition, payers need information to monitor the performance of physicians and to learn which clinical protocols result in high quality, cost effective treatment. Large purchasers of medical care, such as employers and governments, require information in order to make decisions on how best to spend limited resources.

        Other factors are also increasing the demand for more comprehensive and accurate medical information systems. The growing administrative burdens placed on medical practices have caused doctors and hospitals to consolidate both vertically and horizontally in search of administrative efficiencies and economies of scale. Primary care physicians, specialty physicians, ancillary providers and payers are forming sophisticated networks designed to provide comprehensive health care services ranging from preventive to rehabilitative care in order to maximize efficiency, reduce administrative costs and increase profits. The integrations of such health care delivery systems has and will continue to result in a greater need for information management tools which permit the rapid exchange of information and provide quantitative measures and financial resource management in order to match desired clinical outcomes with appropriate reimbursements.

        The Company believes that these trends have increased the demand within the health care industry for information management tools which allow various participants in the industry to communicate and transmit both administrative and clinical information among themselves. Further, the Company believes that such trends have and will continue to encourage greater consolidation within the practice management software business, as many of the smaller practice management companies find it more difficult to satisfy the industry's increasingly complex demands for sophisticated practice management software products which provide networking and communication capabilities, as well as clinical information technology products and services.


Strategy

        The Company's objective is to establish a large installed base of physician practice customers who use the PCN Health Network Information System, thereby becoming an important link for the electronic exchange of information between physician practices and other health care providers and organizations. The Company's strategy for achieving its objective has and will continue to include: (i) increasing the usage of the PCN Health Network Information System by continuing to acquire practice management software businesses having an installed base of physician practice customers; (ii) migrating both the Company's existing and newly acquired practice management software customers to the PCN Health Network Information System during the next several years; (iii) marketing and licensing the PCN Health Network Information System, both directly and through independent resellers, to additional physician customers, in particular, large group practices; (iv) marketing HealthPoint's clinical information system products and other services to the Company's installed base of PCN Health Network Information System customers, as well as customers of the Company's other practice management software products; and (v) providing new and enhanced services, including new Connecting Service Providers, through the PCN Health Network Information System and HealthPoint's clinical information technology products. In addition to revenues generated by the Company from the licensing of both its practice management software products and HealthPoint's clinical information products, as well as related sales of computer hardware and services, as a partner in the joint venture, the Company will generally receive 50% of any profits (as well as recognize approximately 15% of the losses) generated by HealthPoint from its products and services, whether or not sold by the Company.

        Acquisition Strategy. In order to provide the Company with access to a larger base of potential customers for the PCN Health Network Information System, the Company intends to continue to pursue a strategy of acquiring practice management software businesses having an installed base of physician practice customers who, over time, based on the product offerings, can migrate from their current practice management software products to the PCN Health Network Information System.

        As a result of this strategy, since September 1993, the Company has completed eight acquisitions which, along with new system sales, has increased the number of physicians who are associated with sites which have purchased its practice management software products from approximately 2,000 to 95,000, thereby making the Company one of the largest providers of practice management software products in the United States. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview."

        The Company's most significant acquisition to date occurred in October 1995 when it acquired Versyss Incorporated ("Versyss"). The Versyss business, through both a direct sales force of approximately 25 employees and a network of approximately 50 independent resellers, has sold its "MENDS" practice management software products and related computer hardware to sites having an aggregate of approximately 30,000 physicians and provides service and support of such products and equipment. Versyss also provides application software packages and related hardware services, for certain other industries, including the construction, timber, fuel oil and publishing businesses. See "Versyss Commercial Business." In addition to its software products, Versyss provides its independent resellers and its direct customers with computer hardware and peripherals, for which purpose it operates a national distribution center for hardware systems in Torrance, California. See "Products."

        In 1996, the Company completed two acquisitions. On September 10, 1996, the Company acquired Wismer-Martin, Inc. ("Wismer-Martin"), a provider of practice management and healthcare information systems located in Mead, Washington. On July 2, 1996, the Company acquired substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. (the "CTI Business"). Wismer-Martin, through a direct sales force of approximately 10 employees, has sold its "SM*RT Practice" and "SM*RT Link" practice management software products to sites having an aggregate of approximately 4,000 physicians and provides maintenance and support of such products. In addition, Wismer-Martin, through its wholly-owned subsidiary, Integrated Health Systems, Inc. ("IHS"), develops and licenses software products for hospitals and related entities. Its ADDvantage Hospital Information System has been sold to approximately 70 hospitals ranging in size up to 400 beds. The CTI Business, through a direct sales force of approximately 25 employees, had been a reseller of Versyss' MENDs product, as well as certain other proprietary practice management software products, to sites having an aggregate of approximately 4,000 physicians.

        The Company expects to continue to pursue its acquisition strategy. However, given, among other factors, the rapid consolidation that has taken place in the industry, no assurances can be given that any other acceptable acquisition candidates can be identified and, if identified, that any such potential acquisitions can be consummated.

        Migration Strategy. Through its independent resellers and the direct sales force, during the next several years the Company intends to migrate a substantial portion of its existing physician customers, and over time any newly acquired physician customers, from their current practice management software products to the PCN Health Network Information System. The Company has established migration plans for each of its practice management software products to the PCN Health Network Information System, with the migration of certain products expected to proceed rapidly and the migration of other products, such as MENDS (which is a more advanced product and has a number of different versions in the market), expected to proceed at a somewhat slower pace. If successful, the Company's migration strategy will result in the use of a common software platform by a substantial portion of its physician practice customers, replacing the assorted communication links required to connect the users of the Company's eight other practice management software products to Connecting Service Providers and reducing the costs of maintaining such products.

        In order to promote this migration, the Company has developed migration software which permits the information stored in a customer's practice management software system to be electronically transferred to the customer's new PCN Health Network Information System in an efficient, cost-effective manner. The Company has developed the software for electronic migration of users of its Resident, MDX, DOM/2, original PCN software, Acclaim, System III Gold and MENDs practice management software products to the PCN Health Network Information System, and is in the process of developing similar migration software for the users of the SM*RT Practice practice management software products. See "Sales and Marketing."

        Clinical Information Product Strategy. The Company and Glaxo Wellcome, through wholly-owned subsidiaries of each (the "Company Partner" and the "Glaxo Wellcome Partner," respectively) formed HealthPoint to integrate the health care and clinical information technology expertise of Glaxo Wellcome with the information technology and distribution capabilities of the Company. In addition to its cash contributions, the Glaxo Wellcome Partner contributed to HealthPoint a clinical patient records product which had been in development for a number of years. As a result, the Company believes that the joint venture will permit the Company to rapidly and cost-effectively supplement its practice management software product offerings with knowledge-based clinical technology products and services expected to be developed by HealthPoint. In March 1996, HealthPoint introduced its first product, HealthPoint ACS. HealthPoint ACS, which first became commercially available in December 1996, is developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care. HealthPoint ACS will initially interface and is expected to be integrated with the PCN Health Network Information System, thereby permitting the Company to provide customers with comprehensive financial, administrative and clinical applications in a single package.

        The Company's strategy is to market HealthPoint ACS, as well as HealthPoint's other products and services, to both new business opportunities and the Company's installed base of PCN Health Network Information System customers, as well as customers of the Company's other practice management software products, in particular, MENDS. The Company believes that this strategy will not only provide the Company with revenues as a result of sales of HealthPoint's products and services, but will complement and thereby help to promote sales of the PCN Health Network Information System to new customers, in particular, larger group practices. See "Products" and "HealthPoint."

Products

        Practice Management Software Products

        All of the practice management software products offered by the Company provide physicians with comprehensive office management software designed to automate the administrative, financial, practice management and, to a lesser extent, the clinical requirements of a physician's office practice. The applications of the practice management software products include the computerization of patient billing, insurance claims and collection processing, electronic claims submission, patient records, appointment scheduling and financial reporting. The Company's most advanced practice management software product, the PCN Health Network Information System, is a UNIX-based system designed to provide enhanced applications and communication link capabilities. The Company continually seeks to enhance and upgrade the applications and functionality of the PCN Health Network Information System to ensure that the product remains competitive and satisfies the needs of the Company's physician practice customers. It is the Company's strategy to migrate a substantial majority of users of its other practice management software products to the PCN Health Network Information System product over the next several years.

        The PCN Health Network Information System. The PCN Health Network Information System is designed to, among other things, provide the following applications:

                Patient Appointment Scheduling. The PCN Health Network Appointment Scheduling Module is designed to improve the efficiency of managing appointments and cancellations. The Scheduling Module allows providers to: (i) schedule appointments by first available time slot or by open calendar; (ii) coordinate physicians, facilities, rooms and equipment in multiple provider locations; (iii) track cancellations and no-shows; (iv) generate recall correspondence to remind patients of appointments or to track patients not seen within a specified time frame; (v) produce patient reports such as hospital round lists, discharged patient lists, reschedule, cancel and no show reports; and
        (vi) generate fee slips.

                Patient Registration. The PCN Health Network Registration Module is designed to permit patients to be registered into a central patient file which can be accessed across the physician organization. The registration workflow is designed to support an efficient, complete record of patient demographic data. Integration with other areas of the system eliminates the need for redundant data entry. The registration system can be tied to the PCN Health Network master patient index, a hospital demographics database, or other patient data repositories - which can be accessed during patient registration.

                Plan Management. The PCN Health Network Managed Care Productivity Module is designed to help managed care providers reduce the administrative costs associated with managed care's detailed record keeping requirements. The Managed Care Module allows providers to: (i) electronically communicate with managed care organizations to check membership rosters, referral lists, covered services and patient eligibility prior to providing services; and (ii) track plan benefits, patient co-payments and noncovered services.

                Patient & Insurance Billing. The PCN Health Network Billing Module is designed to improve the cash flow and collection performance of offices ranging from solo practitioners to multi-specialty groups with a large number of providers. Functions include: (i) processing of Medicare/Medicaid, Worker's Compensation, HMOs and other carriers' bills on appropriate forms; (ii) group procedure function which handles billing of multiple procedures which are performed together; (iii) batch billing to post charges for multiple patients; (iv) coordination of patient benefits; (v) preparation, submission and tracking of preauthorizations; and (vi) establishment of prepayment plans.

                Electronic Patient Records. The PCN Health Network is designed to interface with (and is expected to be integrated with) HealthPoint ACS, which is designed to provide advanced clinical patient records functionality. See "Clinical Products" below.

                Financial Reporting. The accounts receivable function of the PCN Health Network Information System allows providers to manage the financial aspects of their practice. This function allows providers to:
        (i) post payments to a specific visit and procedure or to the account in general; (ii) adjust payments and handle automatic write-offs; (iii) batch post a single check to a number of patient accounts; (iv) generate patient statements; (v) establish prepayment plans; (vi) generate reports on, among others, aged account receivables, account ledgers, collection agency reports, unapplied credits reports and patient financial reviews; and (vii) generate revenue and production reports, trial balances, credit balances, charge and medical history labels, identification cards and other reports and statements required by the physician practice customer.

                Collections. The PCN Health Network Collections Module is designed to monitor and improve providers' collection ratios, reduce delinquent accounts and manage accounts in collection. The module allows providers to: (i) establish and monitor payment plans; (ii) track collection ratios, identify potential collection accounts and anticipate expected payments from plans; (iii) remove delinquent accounts from accounts receivable; (iv) manage balances in collection; and (v) generate collection reports on, among others, accounts in collection, collections aged trial balances, cash flow projections, credit manager reports, trend analysis and collection ratios.

                Communication Links. The PCN Health Network Information System is designed to enable physician practice customers to communicate electronically with hospitals, Medicare/Medicaid carriers, commercial insurance carriers, claims clearinghouses, clinical laboratories, pharmacies, HMOs and other health care organizations who have established electronic communication links under agreements with the Company. The Company has established communication links with various Connecting Service Providers for the PCN Health Network Information System, including clinical laboratories, a claims clearinghouse, insurance carriers and hospitals. Communication links with clinical laboratories, which the Company has established with LabCorp, Corning Clinical Laboratories and SmithKline Beecham, as well as a number of smaller regional laboratories, computerize and expedite the test requisition and result reporting process thereby benefiting the physician and patient and providing a competitive advantage to the clinical laboratory offering this capability. Communication links with hospitals enable admitting physicians to, among other things, access the hospital's information system to transmit patient pre-admission data, operating room and laboratory scheduling, financial and other information, thereby increasing the services the hospital provides to its attending physicians. An electronic communication link between insurance carriers or other third-party payers and physicians help to reduce the cost of processing claims submitted by such physicians, including clerical data input costs associated with manual entry of medical claims, and should expedite the payment of the claim, thereby providing an additional economic benefit to the physician. In addition, a communication link can allow the physician to communicate with the insurance carrier or other third-party payer to verify patient eligibility. In order to streamline this claims processing function, medical claims clearing organizations currently link electronically with hospitals and/or physicians via computer to submit claims to a variety of third-party payers and reconcile payments received. The Company provides such electronic claims clearing services through National Data Corporation ("NDC") which acquired the claims clearing business of Equifax Healthcare EDI Service, Inc. ("Equifax EDI"), a subsidiary of Equifax, Inc. See "NDC Relationship."

        In addition to NDC, the Company has entered into agreements with major Blue Cross/Blue Shield ("BC/BS") carriers under which physicians using the Company's practice management software products may electronically transmit claims payable by BC/BS using communication link software. The Company also has a service available to link physician offices directly to various other insurance carriers. Further, the Company has established communication links between a number of managed care organizations and their affiliated physicians.

        The Company has standardized and embedded into the PCN Health Network Information System the software bridges that will enable the Company to more easily provide communication links with Connecting Service Providers. As a result, after the Company has entered into a contractual arrangement and established a communication link with a Connecting Service Provider, upon the request of a user of the PCN Health Network Information System, such link can be electronically activated on the customer's system by the Company. Under such agreements, the Company generally receives a royalty, an access fee and/or a transaction fee from the Connecting Service Provider. Typically, such fees are based on: (i) a percentage of the fees received by the Connecting Service Provider for providing services to physician practice customers; (ii) the number of practices and/or physicians with whom the Company provides a communication link; and/or (iii) the number of transactions transmitted between the physicians and the Connecting Service Provider.

        In the future, the Company expects sophisticated network communication links which facilitate the delivery of clinical information to be provided through HealthPoint ACS and HealthPoint's other products. Such links are expected to, among other things, permit the delivery of information to physicians at the point of patient care. It is expected that such information will include, among other things, drug formularies and treatment protocols, from health care plan providers and sponsors, as well as more advanced clinical laboratory information. See "HealthPoint."

        Other Practice Management Software Products. In addition to the PCN Health Network Information System, the Company currently supports eight different practice management software products: MENDS, SM*RT Practice, System III Gold, The Resident, MDX, DOM/2, Acclaim and the original PCN software. All of these practice management software products provide physicians with software designed to automate the administrative, financial, practice management and clinical requirements of a physician's office practice. In addition, to varying degrees, each of these practice management software products provides for the automation of patient billing, insurance claims and collection processing, electronic claims submission, patient records, appointment scheduling and clinical and financial reporting, as well as communication links to certain Connecting Service Providers.

        Full Risk Managed Care (Mcare) Software Product. The Company's "Mcare" product is a full risk managed care application that is designed to benefit large group practices or provider groups that are entering into risk-sharing arrangements. Mcare provides practices that are entering into risk-sharing contracts with one or more health plans with the ability to manage and monitor contractual performance. Functions include: (i) health plan contract/benefit management; (ii) membership enrollment/eligibility tracking; (iii) provider network contracting and reimbursement; (iv) referral authorization tracking, (v) pre-certification tracking; and (vi) claims/encounter processing and utilization reporting. Mcare is expected to be made commercially available in the second quarter of 1997.


        Clinical Products

        In March 1996, HealthPoint introduced its first product, HealthPoint ACS (Advanced Clinical System), a product designed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care. This product, which has been in development for a number of years, first became commercially available in December 1996. Under its arrangements with HealthPoint, the Company has agreed to market HealthPoint ACS, as well as HealthPoint's other products and services to the Company's customers.

        Among other  features,  HealthPoint  ACS  provides  physicians  with the ability to enter, revise and display each patient's medical history, medications, allergies and previous clinical encounters. It is also designed to provide the physician customer with drug formularies, referral lists, treatment protocols under the patient's health care plan, drug interaction warnings, patient education material and a medical database of common patient complaints. The product incorporates a problem oriented, structured database and integrated medical knowledge with features such as: (i) traditional SOAP methodology; (ii) customizable, user-defined lists and templates based upon a broad, built-in database; (iii) a knowledge base including SNOMED, ICD-9, CPT, Medi-Span, LifeArt, and Clinical Reference System; (iv) a linear problem-based encounter approach; and, (v) alerts and drug reactions. HealthPoint ACS is expected to serve as a foundation for additional clinical information products and services such as enhanced network capabilities, including clinical-based Connecting Service Providers, and clinical and analytical products and services.

        HealthPoint ACS will initially interface and is expected to be integrated with the PCN Health Network Information System, thereby complementing and enhancing the capabilities of the PCN Health Network Information System. As an integrated unit, the PCN Health Network Information System and HealthPoint ACS are expected to provide physician customers with comprehensive financial, administrative and clinical applications.

        Computer Hardware and Peripherals

        In order to provide a complete product offering, the Company sells computers, terminals, printers, modems and other peripherals in connection with the licensing of its software products. The PCN Health Network Information System and MENDS generally operate on IBM RS/6000 systems running AIX, as well as 486 and Pentium-based systems running UNIX. The Company's other practice management software products operate primarily on IBM compatible, Intel-based processors. Versyss is a party to an agreement with IBM to private label and resell IBM RS/6000 Reduced Instruction Set Computing (RISC) based hardware systems to MENDS customers. Following the Company's acquisition of Versyss, International Business Machines Corp. ("IBM") agreed to permit the Company to take advantage of the favorable volume-based discounts available under that agreement for all of the Company's customers, including those using the PCN Health Network Information System.

        The Company purchases computer hardware for resale to customers of its direct sales force and provides maintenance and support of such equipment. The Company's independent resellers generally provide customers with computer hardware and maintenance and support of the entire hardware and software system. As a result, the Company generally does not provide computer hardware directly to the customers serviced by independent resellers. However, because of the favorable volume-based discounts available to the Company, the Company does purchase computer hardware and peripherals at a discount for resale to its independent resellers, based upon the resellers' orders for such equipment. The Company operates a national distribution center for hardware systems in Torrance, California. At the Torrance facility, the Company maintains a just-in-time inventory system for the purchase of computer hardware, thereby controlling the size of its inventory of equipment, which on average has not exceeded a 30 day supply.

HealthPoint

        In January 1996, the Company and Glaxo Wellcome formed HealthPoint, a joint venture partnership, to integrate the health care and clinical information
technology   expertise  of  Glaxo   Wellcome,
one of the nation's leading research-based pharmaceutical companies, with the information technology and distribution capabilities of the Company. The objective of the venture is to design and market clinical information technology products and services that will help physicians and other health care providers practice medicine more efficiently. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis.

        The  Partnership.   HealthPoint  is  a  general  partnership  formed  by
wholly-owned subsidiaries of the Company and Glaxo Wellcome. A management committee comprised of two representatives of the Company Partner, two representatives of the Glaxo Wellcome Partner and one representative of HealthPoint's management oversees the venture's operations. Accordingly, HealthPoint sets its own business strategy and objectives independently from the objectives and strategies adopted by the Company.

        Both the Company and Glaxo Wellcome have committed to contribute a total of at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of March 31, 1997, the Glaxo Wellcome Partner had contributed approximately $30.7 million and the Company Partner had contributed approximately $5.5 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by HealthPoint, but in no event later than December 31, 1998.

        Any losses incurred by HealthPoint will generally be allocated between the Glaxo Wellcome Partner and the Company Partner in proportion to the partners' respective cash contributions (approximately 85% to the Glaxo Wellcome Partner and 15% to the Company Partner), while profits will, generally, be allocated equally between the partners.

        Strategy. HealthPoint's objective is to improve the quality, efficiency and cost effectiveness of health care delivery by providing state-of-the-art clinical information management and communication services to health care providers, suppliers, payers and patients. HealthPoint's strategy for achieving its objective is to develop and market competitive: (i) clinical information systems and related services which, among other things, enable physicians to efficiently record their patient evaluations and recommendations and transmit portions of this information to other health care system participants; (ii) network communication systems to facilitate the delivery of clinical data and services from and to physicians, managed care organizations, health insurance plan sponsors and payers, suppliers, pharmacies, clinical laboratories and other health care industry participants; and (iii) products and services for the electronic collection, support, management and analysis of anonymous aggregate patient and provider data.

        Distribution of Products and Services. HealthPoint's products and services have been and are expected to continue to be marketed to physicians and other health care providers, payers and suppliers, whether or not they are users of the Company's practice management software products. Distribution of HealthPoint's products will be performed by a number of independent resellers, the primary one of which is the Company. In its capacity as a reseller of HealthPoint's software products, the Company generates revenue from the sale of HealthPoint's software products, such amounts being in addition to the Company's allocable share of any of HealthPoint's profits as a partner of the partnership. The Company has agreed with HealthPoint to use its best efforts to distribute HealthPoint's clinical information products and services, both directly and through the Company's network of independent resellers, generally on an exclusive basis. In addition, the Company has agreed to generally prohibit other clinical patient record products from interfacing with the Company's practice management software products.

        Products and Services. In addition to its cash contributions to HealthPoint, Glaxo Wellcome contributed a clinical patient records product which had been under development for a number of years and into which Glaxo Wellcome had invested substantial resources. This product, HealthPoint ACS, is designed to provide a foundation upon which HealthPoint provides to customers additional products and services designed to facilitate the electronic exchange of clinical information and outcome analysis. See "Products -- Clinical Patient Records Product."

        The products and services to be developed by HealthPoint are expected to include clinical and analytical information and knowledge products and services, including those developed to support the disease management efforts of health care providers and suppliers, including pharmaceutical companies. The Company expects that HealthPoint will put in place security features to allow HealthPoint, through its software products, to facilitate the utilization and sharing of anonymous aggregate clinical data contained in the databases of its physician practice customers in compliance with applicable law. It is contemplated that this anonymous aggregate clinical data will be of value to health care providers and suppliers by supplying such analytical information as treatment variables within a particular health care provider network, severity measures, chronic disease monitoring, treatment interval outcome analysis and quality analysis. Such products and analyses are expected to be developed by HealthPoint both at the request of specific customers and for general distribution and sale by HealthPoint. In addition, the Company expects that HealthPoint will be able to market and sell reports and services based on such clinical data to its physician customers. The Company believes that this data will supplement the existing information available to health care service providers and physicians and will increase in value as the availability of such data grows. The Company and Glaxo Wellcome have agreed that, as between the Company and Glaxo Wellcome, on the one hand, and HealthPoint, on the other hand, all data generated or collected through the use of HealthPoint's software products shall belong to HealthPoint.

        To date, neither the Company nor HealthPoint has marketed any such clinical or analytical products or services and HealthPoint has not determined the nature of the products and services to be developed or established a marketing strategy with respect to any such products or services. There can be no assurances given that any such products or services can be successfully developed, marketed and sold. Further, as HealthPoint operates independently from the Company, all issues regarding the use of clinical data by HealthPoint shall be subject to the approval of HealthPoint's management and partners and there can be no assurance that HealthPoint's objectives or strategy with respect to its use of clinical data will not be inconsistent with those of the Company. In addition, there are a number of significant legal and regulatory issues relating to the utilization and sharing of anonymous aggregate clinical data that the Company and HealthPoint are currently evaluating. HealthPoint plans to commit to its customers that it will comply with all applicable laws and, to the extent required by applicable law, will not access such data without the express consent of the health care provider. The AMA has issued a Current Opinion to the effect that a physician that does not obtain a patient's consent to disclosure of patient information, including anonymous disclosure, violates the AMA's ethical standards with respect to patient confidentiality. While the AMA Current Opinions are not law, they may influence physicians' willingness to obtain patient consents or agree to permit HealthPoint to access clinical data in their systems without such consent. Any such restrictions could have a material adverse effect on HealthPoint's ability to market certain clinical and analytical products and services. The Company expects HealthPoint to continue to monitor and review the status and interpretations of laws and regulations which impact HealthPoint's ability to access and utilize anonymous, non-patient identifiable clinical and other data.
See "Government Regulation."


NDC Relationship

        In connection with the Company's goal of expanding the services provided by Connecting Service Providers, on January 25, 1995, Equifax EDI entered into an Exclusive Marketing Agreement (the "Marketing Agreement") with the Company to establish "PCN Link," a communication link between Equifax EDI and users of the Company's practice management software products. In the third quarter of

1996, NDC acquired Equifax EDI.

        Pursuant to the Marketing Agreement, the Company generally promotes NDC as the exclusive provider of electronic data interchange services, including claims processing, electronic eligibility and credit and check authorization, and generally does not offer, sell or market any such service to its physician practice customers, by or on behalf of any other person or entity. During the term of the Marketing Agreement, NDC agrees to make its electronic data interchange services available to the Company's physician practice customers and will pay to the Company a percentage of the gross revenues earned by NDC for providing such services.

        The Marketing Agreement designates NDC, generally, as the exclusive source of all claims submission and related services, on-line eligibility and benefit inquiries for indemnity plans, credit card and check guarantee and verification services and electronic remittance services. In addition, the Company has agreed to share with NDC certain of the costs and expenses associated with the further development and enhancement of PCN Link, as well as to partially compensate NDC for offering certain free one-year introductory services to physician practices who subscribe for PCN Link. The Marketing Agreement has an initial term of four years, but may be terminated by PCN on not less than ninety days written notice at any time on or after July 1, 1997. See "Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources."



Versyss Commercial Business

        In addition to developing and marketing practice management software products, Versyss provides application software packages for certain other industries, including the construction, timber, fuel oil and publishing businesses. Such software packages are designed to provide the customer with such applications as payroll, accounts payable, general ledger, billing, accounts receivable management, job scheduling, invoicing and inventory management. These software products are marketed and distributed by a dedicated direct sales organization within Versyss, as well as by Versyss' independent resellers (some of which are also resellers of Versyss' practice management software product). See "Sales and Marketing." Versyss also provides customers of its commercial business with computer hardware, as well as maintenance and support services. See "Products -- Computer Hardware and Peripherals."


Sales and Marketing

        The Company markets and distributes its products through a direct sales force and through value-added independent resellers. Independent resellers generally provide customers with computer hardware and direct maintenance and support of the entire computer hardware and software system. In addition to independent resellers, the Company has also entered into agreements with a number of hospitals and hospital buying groups pursuant to which such hospitals market the Company's practice management software products to its attending physicians. Since 1995, the Company has acquired a significant direct sales force which markets and distributes practice management software products, as well as computer hardware, maintenance and other services. The Company utilizes the direct sales forces to focus on national accounts and larger new business sales opportunities.

        Pursuant to the Company's standard distribution agreement with its resellers for the PCN Health Network Information System, the Company has granted to such resellers the right to market licenses for such practice management software product to customers on the Company's behalf. The Company receives a license fee for each license sold based on the number of users of the product licensed. The reseller determines the price charged to the customer for the license, retaining the difference between the license fee paid by the customer and the amount payable to the Company. The resellers, generally, may only sell the Company's practice management software products.


        Pursuant to the standard license agreement for the PCN Health Network Information System, the Company licenses to the physician customer the right to use such practice management software product. In addition, the license agreements provide that, for an annual fee (currently, ranging from a minimum of $450 to a maximum of $2,400 per year based upon the number of users of the product licensed), the Company agrees to provide the customer with maintenance of and certain updates to the product.


Software Development

        Technological changes in hardware and operating software systems, changing requirements of outside parties (such as insurance companies and clinical laboratories) and changing needs of health care providers require software to be flexible, easily modified or revised to meet their needs. With the PCN Health Network Information System, the Company believes it has developed a common software platform for use by all physician practices and the Company continually seeks to enhance and upgrade the applications and functionality of this product in order to ensure that the product remains competitive and satisfies the needs of the Company's physician practice customers. The Company may also be required to establish customized software bridges to permit Connecting Service Providers to establish communication links with the Company's physician practice customers and develop interfaces to HealthPoint's products. The Company maintains a staff of approximately 100 systems analysts and programmers to develop and enhance its products.

        Research and development expenses were $5,739,518, $2,219,223 and $1,838,823 in 1996, 1995 and 1994, respectively. The Company expects research and development expenses to continue to increase significantly in 1997 as a result of ongoing efforts to (i) enhance the PCN Health Network Information System, (ii) develop additional modules for the Company's other practice management software products, (iii) develop electronic migration software for the SM*RT Practice product, as well as products acquired in the future, (iv) develop interfaces between each of the PCN Health Network Information System, MENDS and SM*RT Practice, on the one hand, and HealthPoint ACS, on the other hand; and (v) integrate the PCN Health Network Information System with HealthPoint ACS. In addition, the Company expects to incur additional research and development expenses as a result of its agreement to share with NDC certain development costs associated with enhancing the PCN Link services. See "NDC Relationship." In connection with certain of its acquisitions, the Company has acquired technology in process that had not achieved technological feasibility at the date of acquisition and had no alternative future uses. As a result, the Company has, and with respect to any acquired technology in process acquired as part of future acquisitions may, charge the fair value of such acquired technology in process against operations at the time of the acquisition. The Company has no significant material customer sponsored research and development activities, nor any vendor providing material development expertise or resources to the Company at this time. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


Government Regulation

        The Company's business is not directly subject to government regulation. However, the health care industry is subject to extensive Federal, state and local regulation governing reimbursements for services rendered and conduct of operations at health care facilities. The effect of future legislation and regulation on current and prospective customers may, in certain circumstances, have an adverse effect upon the Company's business. However, the Company cannot predict the impact, if any, of future legislation and regulation on its business.

        The Company expects HealthPoint to utilize anonymous, non-patient identifiable clinical data electronically accessed from the databases of its physician practice customers to develop and market clinical and analytical information products and services, as well as to support the disease management efforts of health care suppliers and pharmaceutical company customers of the venture. There are a number of legal and regulatory issues relating to the utilization and sharing of anonymous aggregate clinical data that the Company and HealthPoint are evaluating. There can be no assurance that future interpretations by regulatory authorities of existing or future laws and regulations will not directly or indirectly restrict the collection or use of information derived from patient records.


Competition

        The practice management software industry is highly competitive. The Company's principal competitors include other physician practice management software companies, software distributors which sell off-the-shelf programs and compatible hardware to practices where competition is based primarily on price, certain large national and regional companies which offer information systems to health care providers, and data-processing organizations which provide computerized billing and record management services to medical offices. In addition, certain claims processing organizations, hospitals, third party administrators, insurers and other health care organizations now provide computer and/or other electronic data transmission systems, which sometimes include practice management software, to physicians for a direct communications link between the physician and the organization. Likewise, firms with financial and other resources greater than those of the Company may seek to establish competitive communication links with physician customers.

        The Company believes that the principal competitive factors in the practice management software market are product sophistication, ongoing system service and support, flexibility, price, ease of use and compatibility of the system, the potential for product enhancements, customer satisfaction and vendor reputation and financial stability. The Company believes its principal competitive advantages are the features and capability of the PCN Heath Network Information System, including its ability to interface with and, in the future, be integrated with HealthPoint ACS, the high level of customer support and the Company's reputation and relationship with both its resellers and physician practice customers. A number of other companies have developed clinical information products, some of which are commercially available. The Company believes that HealthPoint ACS' principal competitive advantage will be its advanced features and functionality. As the market for the Company's product develops, additional competitors may enter the market for both practice management software products and clinical information technology products and competition may intensify. Certain of the Company's and HealthPoint's competitors have greater financial, development, technical, marketing and sales resources than the Company and HealthPoint and no assurance can be given that the Company will be able to compete successfully with its competitors in the future.


Proprietary Rights and Licenses

        The Company depends upon a combination of trade secrets, copyright, and trademark laws, license agreements, non-disclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company distributes its products under license agreements which grant a non-exclusive, non-transferable license to the practice management software product and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the practice management software. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source-code of its products as trade secrets and as unpublished copyright work. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain information that the Company regards as proprietary. The Company believes that due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. Because the Company believes that having the source-code for its products, and thereby the ability to develop migration software to electronically transfer data to the PCN Health Network Information System, gives the Company a competitive advantage, a third party's unauthorized access to the source-code could have an adverse effect on the Company. Notwithstanding such fact, prior to its acquisition by the Company, Versyss had granted to certain of its independent resellers copies of the source-code for older versions of the MENDS products. Accordingly, such resellers have the ability to alter the functionality of older versions of MENDS without the Company's consent. The Company has sought to centralize the source-code for these versions of MENDS and neither the Company nor Versyss permits resellers to grant access to the source-code to customers.


Employees

        At  March  31,  1997,  the  Company  had   approximately  725  full-time
employees. The Company is not a party to any collective bargaining agreement and believes its relationship with its employees to be good.

ITEM 2. PROPERTIES

        The  Company's   current   headquarters  and  executive  offices  occupy
approximately 48,000 square feet of office space located at 1200 American Road, Morris Plains, New Jersey, under a sublease expiring December 2004.

        The Company's subsidiary, Versyss, occupies approximately 37,544 square feet of office space in Needham Heights, Massachusetts and approximately 41,730 square feet of office and warehouse space in Torrance, California under leases expiring May 2000 and January 2000, respectively.

        The Company's subsidiary, PMS, occupies approximately 35,000 square feet of office space in Needham, Massachusetts under a lease expiring March 2001.

        The Company's subsidiary, Wismer-Martin, owns approximately 35,000 square feet of office space in Mead, Washington.

        In addition, the Company, primarily through its subsidiaries, leases a number of other operating offices through the country with leases expiring at various dates. The Company believes that such facilities are adequate for its immediate needs and does not anticipate that it will have any problem obtaining additional space if needed in the future.


ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to litigation and claims which are normal in the course of its operations. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on its financial position or results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        PCN's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "PCNI." The following table sets forth the quarterly high and low sale prices of the Common Stock, as reported by the Nasdaq National Market, since January 1, 1995:

                                                                 PRICE
                                                           ------------------
                                                           High           Low
                                                           ----           ---
1995
   First Quarter ..................................       5 3/4          3 5/8
   Second Quarter .................................       5 1/8          3 11/16
   Third Quarter ..................................       6 3/4          3 3/4
   Fourth Quarter .................................       9 1/8          5 1/8

1996
   First Quarter ..................................       14 7/8         8 1/2
   Second Quarter .................................       14 7/8         8 3/4
   Third Quarter ..................................       11 15/16       6 7/8
   Fourth Quarter .................................       11 1/4         7 1/4

1997
   First Quarter (through March 27, 1997) .........       9 5/8          7 1/2

         There were approximately 16,000 holders of record of Common Stock, as of March 28, 1997. The last reported sales price of a share of Common Stock on March 27, 1997 was 7 1/2.

Dividends

        The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data with respect to the years ended 1996, 1995, 1994, 1993 and 1992 (in thousands, except per share data) is derived from the Company's audited Consolidated Financial Statements which as to the years ended 1996, 1995 and 1994 are included elsewhere in this report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements, related notes and other financial information included elsewhere in this report.

                                                                                      Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                1996(1)        1995(2)        1994(3)        1993(3)         1992
                                                                -------        -------        -------        -------        -------
STATEMENT OF OPERATIONS DATA:
Revenues ................................................       $95,797        $41,805        $20,504        $ 6,109        $ 3,124
Costs and expenses:
   Cost of revenues .....................................        38,562         16,289          6,076         10,255          7,850
   Research and development .............................         5,740          2,219          1,839            898            678
   Selling and marketing ................................         9,116          3,038          2,145          1,717          1,441
   General and administrative ...........................        10,990         10,354          5,529          6,454          7,877
   Amortization of acquired intangible
     assets .............................................         7,192          2,884          1,857            239           --
   Acquired technology in process .......................          --           14,516           --           10,633           --
   Restructuring ........................................          --            3,072           --            3,165           --
   Write-down of assets and other charges ...............          --            1,477           --            3,300           --
   Interest expense, net of interest
     income .............................................         1,156            875          1,709            942          1,242
                                                                -------        -------        -------        -------        -------
Income (loss) before income tax expense
   (benefit), loss on equity investment .................        23,041        (12,919)         1,349        (31,494)       (15,964)
   and extraordinary item
Income tax expense (benefit) ............................         4,818         (1,419)           102           --             --
                                                                -------        -------        -------        -------        -------
Income (loss) before loss on equity
investment and extraordinary item .......................        18,223        (11,500)         1,247        (31,494)       (15,964)
Loss on equity investment, net of
   taxes ................................................        (2,167)          --             --             --             --
                                                                -------        -------        -------        -------        -------
Income (loss) before extraordinary ......................        16,056        (11,500)         1,247        (31,494)       (15,964)
   items
Extraordinary items:
   Gain (loss) from the extinguishment
     of capital lease obligations and
     debt ...............................................          --             (180)          --            8,498           --
                                                                -------        -------        -------        -------        -------
Net income (loss) .......................................        16,056        (11,680)         1,247        (22,996)       (15,964)
Forfeited (accrued) dividends on
   preferred stock ......................................          --             --             --            2,957         (2,896)
                                                                -------        -------        -------        -------        -------
Net income (loss) available to common
   shareholders .........................................       $16,056       $(11,680)(4)    $ 1,247       $(20,039)      $(18,860)
                                                                =======        =======        =======        =======        =======

Net income (loss) per common share:
   Before extraordinary items ...........................       $   .30        $ (0.29)       $   .04        $ (1.38)       $ (2.19)
   Extraordinary items ..................................          --             --             --             0.41           --
                                                                -------        -------        -------        -------        -------
   Net income (loss) ....................................       $   .30        $ (0.29)       $   .04        $ (0.97)       $ (2.19)
                                                                =======        =======        =======        =======        =======

Weighted average number of common shares
   outstanding (5) ......................................        54,308         40,068         35,634         20,688          8,601
                                                                =======        =======        =======        =======        =======


                                                                                           At December 31,
                                                                -------------------------------------------------------------------
                                                                 1996           1995           1994           1993           1992
                                                                -------        -------        -------        -------        -------
BALANCE SHEET DATA:
Cash and cash equivalents ...............................        34,291        $15,517        $ 2,512        $ 9,671        $ 1,472
Working capital (deficit) ...............................        31,126         (9,006)        (3,971)        (2,675)          (790)
Current assets ..........................................        67,100         42,326          8,731         11,890          4,141
Intangible assets, net ..................................        69,076         53,701          8,342          6,707          1,612
Total assets ............................................       150,165        100,260         18,233         20,504         15,604
Current liabilities .....................................        35,974         51,332         12,702         14,565          4,931
Long-term liabilities ...................................         5,285         19,730         14,105         15,807         16,204
Shareholders' equity (deficiency) .......................       108,907         29,198         (8,574)        (9,868)        (5,531)



(footnotes on following page)

(footnotes for preceding page)

----------------

(1) Includes the operations of the CTI Business from July 2, 1996 and Wismer-Martin from September 10, 1996.

(2) The year ended December 31, 1995 includes the operations of the Practice Management Systems Corp. business (the "PMS Business") from April 24, 1995 and Versyss from October 27, 1995. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements included elsewhere in this report.

(3) The year ended December 31, 1994 includes the operations of Wallaby Software Corporation ("Wallaby") and Calyx Corporation ("Calyx") for the full year, the operations of the DOM/2 business from March 11, 1994 and the operations of the Acclaim business from November 15, 1994. The year ended December 31, 1993 includes the operations of Calyx from September 23, 1993. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements included elsewhere in this report.

(4) The year ended December 31, 1995 includes charges of $14,516 related to acquired technology in process and $5,579 principally related to provisions for restructuring and the write-down of assets and other charges. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements included elsewhere in this report.

(5) Primary and fully diluted earnings per common share are the same, as the assumed exercise of outstanding stock options and warrants would not cause a material dilutive effect on the earnings per common share for the years ended December 31, 1996 and 1994 and would be anti-dilutive in the calculation of the loss per common share for December 31, 1995, 1993 and 1992. As of December 31, 1996, warrants and options to purchase 10,003,586 shares of Common Stock were outstanding, of which warrants and options to purchase 2,954,252 shares were exercisable on such date. Weighted average shares used in per share calculation did not include shares issuable upon conversion of 15,750 shares of Series A Convertible Preferred Stock outstanding as of December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements of the Company and related notes included elsewhere herein. The following discussion and analysis, as well as the discussion and analysis contained in the "Business" above, includes certain forward-looking statements. Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the effect of the Company's acquisition strategy on future operating results; the uncertainty of acceptance of the Company's new product and migration strategy; the Company's relationship with HealthPoint; the effects of government regulation on the Company's business; competition; and other matters referred to in this report.

Overview

        The Company is a leader in developing, marketing and supporting practice management software products for physician practices. The Company's products include software which, among other things, automates physician scheduling and general patient billing, insurance claims billing and other financial reports. Through HealthPoint, the Company also offers a product designed to enable physicians to automate the patient medical record and manage the clinical information required for treatment at the point of care.

        Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. As a result, since September 1993, the Company has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 95,000, thereby making the Company one of the largest providers of practice management software products in the country.

        Acquisition History. On September 23, 1993, the Company acquired Calyx, a company which has developed and sold practice management software products to sites having an aggregate of approximately 9,000 physicians, for $4,050,000 in cash and notes, as well as the assumption of certain liabilities. On December 31, 1993, the Company acquired Wallaby, a company which has developed and sold practice management software products to sites having an aggregate of approximately 20,000 physicians, for $12,500,000 in cash and notes, as well as the assumption of certain liabilities. On March 11, 1994, the Company acquired the DOM/2 practice management software business (the "DOM/2 Business"), a business which has sold practice management software products to sites having an aggregate of approximately 9,000 physicians, for $1,024,000, as well as the assumption of certain liabilities. On November 15, 1994, the Company acquired the Acclaim practice management software business (the "Acclaim Business"), a business which has sold practice management software to sites having an aggregate of approximately 6,000 physicians, for $1,200,000 in cash and notes, as well as the assumption of certain liabilities.

        On April 24, 1995, the Company acquired the PMS Business, a business which has developed and, through its own direct sales force, has sold practice management software products and related equipment, to sites having an aggregate of approximately 6,000 physicians, for approximately $4,861,000 in cash and notes, as well as the assumption of certain liabilities. On October 27, 1995, the Company acquired Versyss, a business which has developed and, through both a direct sales force and through a network of independent resellers, has sold practice management software products and related equipment to sites having an aggregate of approximately 30,000 physicians. The purchase price of such acquisition consisted of $12,333,000 in cash, $11,750,000 in the form of a promissory note and the repayment or assumption of approximately $45,800,000 in liabilities. Versyss also provides integrated information systems to certain industries other than health care, including the construction, timber, fuel oil and publishing businesses.

        On July 2, 1996, the Company acquired the CTI Business, a reseller of the Versyss MENDS product and a direct provider of certain other practice management systems and equipment to sites having an aggregate of approximately 4,000 physicians, for $9,200,000 in cash, the assumption of approximately $4,130,000 in liabilities and the cancellation of debt owed by CTI to PCN. The CTI Business also provides other industry specific information systems and equipment through a direct sales force. Most recently, on September 10, 1996, the Company acquired Wismer-Martin, a provider, through a direct sales force, of practice management and healthcare information systems, and related equipment, to sites having an aggregate of approximately 4,000 physicians for $1,980,000 in cash, 935,000 shares of PCN Common Stock valued at approximately $9,366,000 and the assumption of approximately $4,733,000 in liabilities.

        In connection with certain of its acquisitions, the Company acquired technology in process that had not achieved technological feasibility at the date of acquisition and had no alternative future uses. As a result, the Company has charged, and with respect to any acquired technology in process acquired as part of future acquisitions may charge the fair value of such acquired technology in process against operations at the time of the acquisition.

        HealthPoint. In January 1996, the Company and Glaxo Wellcome formed HealthPoint to develop and market clinical information technology products and services. See "Business -HealthPoint." The Company agreed to distribute HealthPoint's products and services to the Company's customers generally on an exclusive basis. Both the Company and Glaxo Wellcome, through their respective wholly-owned subsidiaries, will contribute at least $50 million in cash to HealthPoint, of which $43 million will be contributed by the Glaxo Wellcome Partner and $7 million will be contributed by the Company Partner. Of such amounts, as of March 31, 1997, the Company Partner has contributed approximately $5.5 million, with the remainder to be contributed in semi-annual installments as needed by HealthPoint, but in no event later than December 31, 1998. Any losses incurred by HealthPoint are allocated between the Glaxo Wellcome Partner and the Company Partner in proportion with their respective cash contributions (approximately 85% to the Glaxo Wellcome Partner and 15% to the Company Partner), while profits will generally be allocated equally between the partners.

        In March 1996, HealthPoint introduced its first product, HealthPoint ACS, which first became commercially available in December 1996. HealthPoint ACS, which interfaces (and is expected to be integrated) with the PCN Health Network Information System, enables physicians to, among other things, manage the clinical information required for treatment at the point of care.

         Certain Historical Financing Arrangements. In order to finance certain payments required to be made by the Company to IBM Credit Corporation ("ICC"), as well as finance a portion of the purchase price for the Company's acquisition of Wallaby, on December 31, 1993, the Company borrowed $12,000,000 from Jeffry
M. Picower (the "Investor") and issued a $12,000,000 principal amount promissory note (the "Investor Note"). On January 3, 1995, pursuant to a debt refinancing, the Company issued to the Investor a $16,050,000 principal amount promissory note due January 2, 1996 (the "1995 Investor Note") in exchange for $3,210,000 in cash and the cancellation of the Investor Note, together with all $840,000 of interest accrued thereon through January 3, 1995. The 1995 Investor Note was prepaid in full out of the net proceeds of the February 15, 1995 public offering (the "February 1995 Offering") pursuant to which the Company sold 6,250,000 shares of its Common Stock at a price of $4.00 per share.

        On October 20, 1995, the Company completed a placement of securities pursuant to Regulation S of the Securities Act of 1933. In connection with such placement (the "October 1995 Offering"), the Company raised net proceeds of $24,689,326 through the issuance of 1,902,748 shares of its Common Stock and 18,500 shares of its Series A non-dividend paying convertible preferred stock. The Company used a substantial majority of the proceeds received from the October 1995 Offering to finance the acquisition of Versyss.

        In connection with the execution of the Marketing Agreement by Equifax EDI and the Company on February 12, 1995, Equifax Inc., the parent of Equifax EDI, purchased a $10 million, five year convertible subordinated promissory note of the Company which bore interest at a rate of 6% per annum and was convertible into shares of Common Stock at a conversion price of $5.175 per share (the "Equifax Note"). On May 10, 1996, in accordance with the terms of the Equifax Note purchase agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock.

         On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock for $10.00 per share and, on May 24, 1996, issued an additional 840,000 shares of Common Stock for $10.00 per share upon the exercise in full of the underwriters' over-allotment option (the "1996 Public Offering). Included within the shares of Common Stock sold pursuant to the 1996 Public Offering were 1,932,217 shares issued by the Company to Equifax upon the conversion in full of the Equifax Note. As a result of the sale by the Company of the remaining 4,507,783 shares of Common Stock sold as part of the 1996 Public Offering, the Company received net proceeds of approximately $41 million.

Results of Operations

        The following chart provides a break-down of the Company's Revenues, Cost of revenues, and Operating expenses for the years ended December 31, 1996, 1995 and 1994:

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                               1996                  1995                  1994
                                                                            -----------           -----------           -----------
Revenues:
    Software license fees ........................................          $29,396,612           $15,450,897           $ 6,302,181
    Hardware .....................................................           25,301,761             9,721,559             2,592,713
    Software support and maintenance fees ........................           21,015,952             8,823,507             4,507,388
    Hardware maintenance fees ....................................           15,461,911             3,508,552                  --
    Communication fees and other .................................            4,621,256             4,300,827             7,101,524
                                                                            -----------           -----------           -----------
           Revenues ..............................................           95,797,492            41,805,342            20,503,806
                                                                            -----------           -----------           -----------
Cost of revenues:
    Hardware .....................................................           15,213,697             7,336,196             2,057,763
    Software, maintenance, support,
        communication fees and other .............................           23,347,900             8,952,757             4,018,189
                                                                            -----------           -----------           -----------
           Cost of Revenues ......................................           38,561,597            16,288,953             6,075,952

Gross margin .....................................................           57,235,895            25,516,389            14,427,854
    As a % of Revenues ...........................................                 59.7%                 61.0%                 70.4%

Operating expenses:
    Research and development .....................................            5,739,518             2,219,223             1,838,823
    Selling and marketing ........................................            9,115,683             3,038,069             2,144,464
    General and administrative ...................................           10,990,028            10,354,611             5,528,738
    Amortization of acquired intangible assets ...................            7,192,551             2,883,658             1,857,054
    Acquired technology in process ...............................                 --              14,516,000                  --
    Restructuring ................................................                 --               3,072,450                  --
    Write-down of assets and other charges .......................                 --               1,477,000                  --
                                                                            -----------           -----------           -----------
        Operating expenses .......................................          $33,037,780           $37,561,011           $11,369,079



                  Year Ended December 31, 1996 Compared to the
                          Year Ended December 31, 1995

        Revenues.   Revenues   for  the  year  ended   December  31,  1996  were
$95,797,492, an increase of $53,992,150 or 129% over revenues of $41,805,342 for
1995.

        The Company's software license fees are derived primarily from sales of licenses for the PCN Health Network Information System and the Company's other practice management software products. Revenues from software license fees increased by $13,945,715 or 90% from $15,450,897 in 1995 to $29,396,612 in 1996, as a result of (i) increased sales of licenses for the PCN Health Network Information System; (ii) the effect on 1996 of a full year of sales of licenses for the Versyss and PMS Business software products; and, (iii) the acquisitions of Wismer-Martin and the CTI Business during 1996.

        Hardware revenues increased by $15,580,202 or 160% from $9,721,559 in 1995 to $25,301,761 in 1996, primarily due to (i) increased PCN Health Network Information System sales; (ii) the effect on 1996 of a full year of Versyss and the PMS Business product sales; and, (iii) the acquisitions of Wismer-Martin and the CTI Business during 1996. Versyss, the PMS Business, Wismer-Martin and the CTI Business all sell computer hardware, peripherals and complete systems (hardware and practice management software) directly, and in the case of Versyss, through resellers, to physician practices and hospitals.

        Software support and maintenance fees increased by $12,192,445 or 138% from $8,823,507 in 1995 to $21,015,952 in 1996, primarily due to (i) increased sales of software and hardware systems; (ii) the effect on 1996 of a full year of Versyss and the PMS Business product sales; and, (iii) the acquisitions of Wismer-Martin and the CTI Business during 1996.

        Hardware maintenance revenue increased by $11,953,359 or 341% from $3,508,552 in 1995 to $15,461,911 in 1996, primarily due to (i) increased system sales; (ii) the effect on 1996 of a full year of Versyss and the PMS Business product sales; and, (iii) the acquisitions of Wismer-Martin and the CTI Business during 1996.

        Communication fees increased by $320,429 or 7% from $4,300,827 in 1995 to $4,621,256 in 1996, primarily as a result of increased fees paid for communications links to the PCN Health Network Information System as well as to other acquired practice management software systems by clinical laboratories, insurance companies, claims clearinghouses and hospitals partially offset by a decline in fees generated from users of certain PCN legacy systems as they migrate to the PCN Health Network Information System.

               Cost of revenues. Cost of software, maintenance, support, communication fees and other revenue increased by $14,395,143 or 161% from $8,952,757 in 1995 to $23,347,900 in 1996, primarily as a result of the increased sales of the PCN Health Network Information System, the full year effect of the Versyss and PMS Business acquisitions and the acquisitions of the practice management software products and services of Wismer-Martin and the CTI Business during 1996. These costs include the costs of labor for software support, hardware maintenance and training.

        Cost of hardware, including installation costs, increased by $7,877,501 or 107% from $7,336,196 in 1995 to $15,213,697 in 1996 as a result of (i)
increased system sales; (ii) the effect on 1996 of a full year of Versyss and the PMS Business product sales; and, (iii) the acquisitions of Wismer-Martin and the CTI Business during 1996.

        Total cost of revenues increased as a percentage of total revenues from 39.0% in 1995 to 40.3% in 1996 primarily as a result of the higher mix of hardware sales caused by the full year effect of the Versyss and PMS Business acquisitions and the acquisitions of Wismer-Martin and the CTI Business during 1996.

        Research and Development. Research and development costs increased by $3,520,295 or 159% from $2,219,223 in 1995 to $5,739,518 in 1996, primarily as a result of (i) the investment in new technology and product development, (ii) the effect on 1996 of a full year of Versyss and the PMS Business product sales; and, (iii) the acquisitions of Wismer-Martin and the CTI Business during 1996. Increases in expenditures related to core products was partially offset by savings realized from the elimination of development charges associated with non-core products. The Company expects research and development costs to continue to increase in 1997. See "Liquidity and Capital Resources."

        Selling and Marketing. Selling and marketing expenses increased by $6,077,614 or 200% from $3,038,069 in 1995 to $9,115,683 in 1996 as a result of the full effect of the increased headcount attributable to the Versyss and PMS Business acquisitions, and the acquisitions of Wismer-Martin and the CTI Business during 1996, all of which employ a direct sales force, partially offset by continued efficiency savings realized from the elimination of duplicate print advertising and trade show costs.

        General and Administrative. General and administrative expenses increased by $635,417 or 6% from $10,354,611 in 1995 to $10,990,028 in 1996 as a result of additional headcount and increased facilities and occupancy costs attributable to the acquisitions of Versyss and the PMS Business in 1995, and Wismer-Martin and the CTI Business in 1996, mostly offset by savings resulting from the centralization of certain operations, the elimination of duplicate responsibilities and other functional downsizings.

        Amortization of acquired intangible assets. Amortization of acquired intangible assets increased by $4,308,983 or 149% from $2,883,658 in 1995 to $7,192,551 in 1996 as a result of the full year effect in 1996 of the Versyss and PMS Business acquisitions, completed in 1995, and the acquisitions of Wismer-Martin and the CTI Business during 1996.

        Interest Income/Expense. Interest income increased by $101,362 or 18% from $577,039 in 1995 to $678,401 in 1996, primarily due to the investment by the Company of the net proceeds from the 1996 Public Offering.

         Interest expense increased by $383,487 or 26% from $1,451,604 in 1995 to $1,835,091 in 1996 primarily due to the full effect of the increase in debt service related to the Versyss acquisition, as well as debt service related to the acquisition of Wismer-Martin, partially offset by the conversion of the Equifax Note and the payment of debt associated with the PMS Business and Wallaby acquisitions.



                  Year Ended December 31, 1995 Compared to the
                          Year Ended December 31, 1994

        Revenues.   Revenues   for  the  year  ended   December  31,  1995  were
$41,805,342, an increase of $21,301,536 or 104% over revenues of $20,503,806 for
1994.

        The Company's software license fees were derived primarily from sales of licenses for the PCN Health Network Information System and the Company's other practice management software products. Revenues from software license fees increased by $9,148,716 or 145% from $6,302,181 in 1994 to $15,450,897 in 1995, primarily as a result of approximately $11,951,000 of increased sales of licenses for the PCN Health Network Information System and sales of licenses for the Versyss and PMS Business acquired software products. This increase in software licensing fees was partially offset by a $2,822,000 reduction in sales of the Company's other acquired software products as physician customers migrated to the PCN Health Network Information System.

        Hardware revenues increased by $7,128,846 or 275% from $2,592,713 in 1994 to $9,721,559 in 1995, primarily as a result of the acquisitions of Versyss and the PMS Business, both of which sell computer hardware, peripherals and complete systems (hardware and practice management software) directly to physician practices and, in the case of Versyss, to independent resellers of Versyss' practice management software products. Revenue in 1994 was primarily derived from the hardware portion of sales under certain lease financing arrangements between the Company and Carolan Leasing Corporation (the "Alternative Financing Strategy").

        Software support and maintenance fees increased by $4,316,119 or 96% from $4,507,388 in 1994 to $8,823,507 in 1995, primarily as a result of the acquisition of Versyss and the PMS Business. Hardware maintenance revenue of $3,508,552 was also generated from the acquisitions of Versyss and the PMS Business.

        Communication fees declined by $1,227,691 or 32% from $3,793,598 in 1994 to $2,565,907 in 1995, primarily as a result of declining fees generated from users of certain PCN legacy systems as they migrate to the PCN Health Network Information System.

        Leasing and other fees revenue declined by $1,573,006 or 48% from $3,307,926 in 1994 to $1,734,920 in 1995 due to the reduction in fees derived from the Alternative Financing Strategy. In 1995, Leasing and other fees primarily included revenues derived from sales of forms and supplies directly to physician customers. In 1994, Leasing and other fees primarily include the revenues from the Alternative Financing Strategy not related to hardware.

        Cost of revenues. Cost of software, maintenance, support, communication fees and other revenue increased by $4,934,568 or 123% from $4,018,189 in 1994 to $8,952,757 in 1995, primarily as a result of the increased sales of the PCN Health Network Information System and as a result of sales of the Company's newly acquired Versyss and PMS Business practice management software products and services. These costs include the costs of labor for software support, hardware maintenance and training.

        Cost of hardware, including installation costs, increased by $5,278,433 or 257% from $2,057,763 in 1994 to $7,336,196 in 1995 as a result of the increased computer hardware sales resulting from the acquisitions of Versyss and the PMS Business.

        Total cost of revenues increased as a percentage of total revenues from 29.6% in 1994 to 39.0% in 1995 primarily as a result of the higher mix of hardware sales.

        Research and Development. Research and development costs increased by $380,400 or 21% from $1,838,823 in 1994 to $2,219,223 in 1995, primarily as a result of the acquisitions of Versyss and the PMS Business.

        Selling and Marketing. Selling and marketing expenses increased by $893,605 or 42% from $2,144,464 in 1994 to $3,038,069 in 1995 as a result of increased headcount attributable to the acquisitions of Versyss and the PMS Business, partially offset by efficiency savings realized from the elimination of duplicate print advertising and trade show costs.

        General and Administrative and Amortization of Acquired Intangible Assets. General and administrative expenses and amortization of acquired intangible assets increased by $5,852,477 or 79% from $7,385,792 in 1994 to $13,238,269 in 1995 as a result of additional headcount and increased facilities and occupancy costs attributable to the acquisitions of Versyss and the PMS Business. In the fourth quarter of 1995, the Company announced a restructuring plan to centralize and consolidate certain of these functions in order to achieve efficiency savings in 1996. See "Restructuring and Write Down of Assets and Other Charges" below.

        Acquired Technology in Process. The acquired technology in process costs of $14,516,000 incurred in 1995 reflect the fair value of the software products under development at Versyss that had not achieved technological feasibility at the date of acquisition, and had no alternative future uses, and were therefore charged against operations at the time of the acquisition.

        Restructuring and Write Down of Assets and Other Charges. During the fourth quarter of 1995, after the completion of the Versyss acquisition, management completed a review of the Company's operations in conjunction with the newly acquired PMS Business and Versyss operations and announced a restructuring plan (the "1995 Restructuring Plan") designed to eliminate duplicate administrative responsibilities, consolidate warehousing and distribution of the Company's products and streamline other core businesses in order to improve operating efficiencies. The Company recorded a restructuring charge aggregating $3,922,450, partially offset by a recovery of $850,000 from a change in estimated requirements previously charged against operations as part of the restructuring accrual recorded in 1993. The 1995 Restructuring Plan provision included $2,509,950 for lease termination costs (principally commencing in July 1996) and $1,412,500 for severance and other employee reduction-related costs. The implementation of this plan commenced immediately and it was substantially completed by the end of 1996. During the fourth quarter of 1995, the Company also recorded a provision of $1,477,000 for the writedown of certain assets and other charges. The charge consisted primarily of a $500,000 writedown of impaired acquisition-related intangible assets, a $400,000 settlement of a customer dispute related to a previously-acquired software product and $577,000 of other asset writedowns to fair value.

        Interest Income/Expense. Interest income increased by $488,222 or 550% from $88,817 in 1994 to $577,039 in 1995, primarily as a result of interest earned on the investment of the proceeds from the February 1995 public offering and the issuance of the Equifax Note.

        Interest expense decreased by $346,449 or 19% from $1,798,053 in 1994 to $1,451,604 in 1995 due to a net reduction of term indebtedness of approximately $2,042,000 through October 27, 1995, primarily resulting from the repayment of the 1995 Investor Note from the proceeds of the February 1995 public offering, partially offset by an increase in debt service related to the Versyss acquisition on October 27, 1995. As a result of the early extinguishment of the 1995 Investor Note, the Company recorded an extraordinary loss of $180,000.


Liquidity and Capital Resources

         At  December  31,  1996,  the  Company  had  available  cash  and  cash equivalents of $34,291,000. In addition, the Company had consolidated net accounts receivable of $21,103,000. For the years ended December 31, 1996 and 1995, net cash provided from operating activities was $7,641,000 and $1,815,000, respectively as compared to net cash used in operating activities of $464,000 for the year ended December 31, 1994. The increase in net cash provided by operating activities was achieved primarily from the Company's improved results of operations for the year ended December 31, 1996, partially offset by payments of accrued expenses related to the Versyss acquisition and the 1995 Restructuring. At December 31, 1996, the Company had working capital of approximately $31,126,000 compared to a working capital deficit $9,006,000 at December 31, 1995, primarily as a result of: (i) increased cash generated from the improved results of operations in 1996, as compared to 1995, (ii) a decrease in accrued expenses and other liabilities due to the pay down of accrued charges, and, (iii) the net proceeds of the 1996 Public Offering.

         Historically, the Company has funded its working capital requirements and acquisitions through external financing sources, including borrowing and/or the sale of equity securities as well as, in 1996, from cash generated from operations. In the year ended December 31, 1996, the Company raised financing proceeds, net of fees and expenses, of $42,824,000 primarily related to (i) $41,248,000 in net proceeds from the 1996 Public Offering; and, (ii) $1,576,000 in net proceeds from the exercise of options to purchase Common Stock. In the year ended December 31, 1995, the Company raised financing proceeds, net of fees and expenses, of $59,175,000 primarily consisting of: (i) $22,340,000 in net proceeds from the February 1995 Offering, (ii) $9,853,000 from the issuance of the Equifax Note in February 1995; (iii) $24,689,000 in net proceeds from the October 1995 Offering; (iv) $810,000 from the exercise of options to purchase Common Stock; and (v) $1,483,000 from the sale to the Investor of a warrant to purchase 5,000,000 shares of Common Stock. For the year ended December 31, 1994, the Company raised $46,000 in financing proceeds from the exercise of options to purchase Common Stock.

        For the year ended December 31, 1996, the Company used $20,323,000 for investing activities, which consisted primarily of $11,670,000 related to the purchases of the CTI Business and Wismer-Martin and $4,759,000 related to the investment in HealthPoint. The Company also used approximately $11,052,000 for the paydown of debt associated with the Wallaby, PMS Business and Versyss acquisitions. For the year ended December 31, 1995, the Company used $21,387,000 for investing activities, primarily related to the purchases of the PMS Business and of Versyss, and $26,598,000 to repay indebtedness primarily related to the Wallaby and Versyss acquisitions and the 1995 Investor Note. For the year ended December 31, 1994, the Company used $1,804,000 for investing activities, primarily related to the purchase of the DOM/2 Business and the Acclaim Business and $5,113,000 to repay indebtedness primarily relating to the Wallaby and Calyx acquisitions.

        Significant payment obligations of the Company during 1997 include: (i) repurchasing 2,325,000 shares of Common Stock held by ICC for $4.60 a share by March 31,1997; (ii) the payment in October 1997 of $5,875,000 in principal amount under the promissory note issued in connection with the Versyss acquisition, together with accrued and unpaid interest thereon; (iii) capital contributions required to be made by the Company to HealthPoint; and (iv) the payment of $125,000 per month to NDC, as successor to Equifax EDI under the Amended and Restated Marketing Agreement. See "Business - NDC Relationship."

        Research and development expenses were $5,739,518, $2,219,223 and $1,838,823 in 1996, 1995 and 1994, respectively. The Company expects that its research and development expenses will continue to increase significantly in 1997 as a result of ongoing efforts to: (i) enhance the PCN Health Network Information System including its integration and interface with HealthPoint products; (ii) develop a full risk managed care software product and a graphical user interface ("GUI") Windows version of the PCN Health Network Information System; (iii) develop additional modules for, as well as maintain, certain of the Company's other acquired practice management software products; (iv) continue the development of electronic migration software for the SM*RT Practice acquired software product, as well as products acquired in the future; and (v) share development costs incurred by NDC to enhance the PCN Link products.

        The Company expects that its operating cash flow will be sufficient to fund the Company's working capital requirements (including research and development) through at least 1998 and permit the Company to continue its acquisition strategy. However, the Company's ability to continue to pursue its acquisition strategy will be affected by the extent and pace at which the Company utilizes its available resources for acquisitions. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. No assurances can be given that any such additional sources of financing will be available on acceptable terms or at all.

        At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $66,000,000 which expire in 1999 through 2009. This includes approximately $15,000,000 of net operating loss carryforwards from Versyss and $4,500,000 from Wismer-Martin which are subject to separate return limitation year ("SRLY") rules. The Company believes it has previously experienced ownership changes, which under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), have resulted in a significant annual limitation on the Company's ability to utilize its net operating losses in the future. As a result, the Company is limited each year as to the amount of pre-ownership change net operating losses that can be utilized. However, it is the opinion of management that the losses will be fully utilized prior to expiration of the rollforward period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements and Schedule on page F-1.

        See Exhibit 11.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the Company's directors and executive officers as of March 27, 1997:

Executive Officers and Directors

  Name                   Age  Office

  Jeffry M. Picower      54   Chairman of the Board and Director
  Henry Green            54   President, Chief Executive Officer and Director
  John F. Mortell        54   Executive Vice President,  Chief Operating Officer
                              and Director
  James R. Bailey        43   Senior Vice President
  Steven E. Kelsky       46   Senior Vice President
  William S. Edwards     51   Senior Vice President
  Kenneth W. Ernsting    43   Senior Vice President
  Thomas F. Wraback      36   Senior Vice President and Chief Financial Officer
  Jerry Brager           48   Director
  Frederick Frank        64   Director
  Frederic Greenberg     56   Director
  Richard B. Kelsky      41   Director
  Russell J. Ricci, M.D. 50   Director

        Jeffry M. Picower has been a Director of the Company since January 1994, and was elected Chairman of the Board in June 1994. Mr. Picower is Chairman of the Board of Monroe Systems For Business, Inc. which is a worldwide office equipment distribution and service organization. Mr. Picower is also the Chairman of the Board and Chief Executive Officer of Advanced Medical, Inc., a publicly-held company ("Advanced Medical"), which, through its subsidiary IMED Corporation, manufactures intravenous infusion pumps. He is an attorney and certified public accountant.

        Henry Green has been a Director of the Company since July 1993, its President since May 1993, and in June 1994 was appointed Chief Executive Officer. Mr. Green was President and Chief Operating Officer of Advanced Medical from September 1990 to March 1993. He continues to be a Director of Advanced Medical. From 1988 to September 1990, Mr. Green was Vice President of Johnson & Johnson International, a manufacturer and provider of medical and home products. From 1981 to 1988, Mr. Green was President of Vistakon, Inc., a subsidiary of Johnson & Johnson.

        John F. Mortell has been a Director of the Company since September 1996 and has been the Executive Vice President and Chief Operating Officer since March 1995. Prior thereto, Mr. Mortell was the Company's Chief Financial Officer from May 1992 until September 1996. From May 1991 to April 1992, Mr. Mortell was a Senior Vice President of Northpoint Software Ventures, Inc., a software and consulting company. Prior thereto, Mr. Mortell was Senior Vice President and Chief Financial Officer at IBAX Healthcare Systems ("IBAX"), a hospital information systems company, from October 1989 to April 1991. Prior to joining IBAX, Mr. Mortell was employed by IBM for twenty-five years in various senior executive positions in both the United States and Asia.

        James R. Bailey has been a Vice President of the Company since April 1994 and in March 1995 was appointed a Senior Vice President of the Company. Mr. Bailey is also President of Calyx, a position he has held since November 1991. For four years prior thereto, Mr. Bailey was in senior management at Versyss.

        Steven E. Kelsky has been a Vice President of the Company since September 1994 and in March 1995 was appointed a Senior Vice President of the Company. For ten years prior thereto, Mr. Kelsky was President of Comptech Data Systems, Inc., a systems and management consulting firm, the last year of which was spent by Mr. Kelsky as a consultant to the Company in product development, technology planning, and acquisition analysis. Prior to that, Mr. Kelsky held technical, marketing, and executive positions at IBM, General Foods Corporation, Mobil Oil Corporation and Paine Webber Incorporated. Mr. Kelsky is the brother of Richard B. Kelsky, a Director of the Company.

        William S. Edwards has been a Vice President of the Company since August 1995 and in February 1997 was appointed a Senior Vice President of the Company. Prior to that, Mr. Edwards was Vice President, Customer Service of Versyss, a position he held since September 1992. Prior to that, Mr. Edwards held management positions at LTX Corporation, Apollo Computer, Inc. and Nixdorf Computer Corporation.

        Kenneth W. Ernsting has been a Vice President of the Company since August 1995 and in July 1996 was appointed a Senior Vice President of the Company. Prior to that, Mr. Ernsting was the Senior Vice President and General Manager of the Healthcare Systems Division of Versyss, a position he held since 1993. Prior to his appointment as Senior Vice President of Versyss, Mr. Ernsting held various marketing positions at Versyss since March 1983.

        Thomas F. Wraback has been Vice President, Finance since March 1995 and in September 1996 was promoted to Senior Vice President and Chief Financial Officer. Prior to joining the Company as its Corporate Controller in August 1993, Mr. Wraback had served in various financial and executive management positions in the financial services and distribution industries. From July 1991 to August 1993 he was a financial executive at J.P. Morgan & Co., Inc. From September 1985 to July 1991, Mr. Wraback was Controller of the Baker & Taylor division of W.R. Grace & Co., a distributor of books, video and software. Prior thereto, he held several positions at Arthur Andersen & Co. Mr. Wraback is a certified public accountant.

        Jerry Brager co-founded the Company in 1983 and was its Chairman of the Board from inception until June 1994. In 1982, Mr. Brager also co-founded Strategic Medical Communications, Inc., a health care advertising agency. Mr. Brager has also held sales and marketing management positions with Becton Dickinson and Company and with Baxter Travenol Laboratories, Inc.

        Frederick Frank has been a Director of the Company since June 1989. Mr. Frank has been an investment banker with Lehman Brothers Inc. and successor firms since 1969, and is currently Vice-Chairman of Lehman Brothers Inc. He is a Chartered Financial Analyst, a member of the New York Society of Security Analysts and a past President of the Chemical Processing Industry Analysts. In addition to serving as a Director of Applied Bioscience International Inc., Diagnostic Products Corporation and R.P. Scherer Corporation, publicly-held corporations, Mr. Frank is a Chairman of the National Genetics Foundation and a Director of the Salk Institute and a member of the Salk Institute National Council.

        Frederic Greenberg has been a Director of the Company since July 1993. He served as a pharmaceutical analyst with Goldman, Sachs & Co., an investment banking firm, from 1974 to 1989, where he was instrumental in organizing health care industry symposiums and conferences for leading pharmaceutical companies and the investment community. He has participated in numerous merger acquisitions and valuation analyses of some of the leading health care organizations. In 1989, Mr. Greenberg founded EGS Partners, an asset management and merchant banking firm located in New York City. Mr. Greenberg serves as a Director of Advanced Medical, as well as several privately-held companies and non-profit institutions, and as a consultant to numerous pharmaceutical manufacturers.

        Richard B. Kelsky has been a Director of the Company since December 1991. Mr. Kelsky has been Vice President and General Counsel for Monroe Systems For Business, Inc. ("Monroe"), a worldwide office equipment distribution and service organization since 1984 and a Director since 1990, and in January 1996 was appointed Vice-Chairman of Monroe. Mr. Kelsky is a Director of Advanced Medical, as well as of several privately held companies. Mr. Kelsky is the brother of Steven E. Kelsky, a Senior Vice President of the Company.

        Russell J. Ricci, M.D. has been a Director of the Company since September 1996. Dr. Ricci is currently the General Manager of IBM WorldWide Healthcare Industries. From June 1994 to September 1996, Dr. Ricci was President of the New Health Ventures Division of Blue Cross/Blue Shield of Massachusetts. Prior to joining Blue Cross/Blue Shield, Dr. Ricci worked with a number of for-profit healthcare companies in the financing, planning, development, marketing, and management of their healthcare businesses. These included positions as Chief Executive Officer of Winchester Health Care Enterprises from 1991 to 1994 and founder and director of VHA Enterprises, an affiliate of Voluntary Hospitals of America, from 1983 to 1990. Dr. Ricci has been an assistant clinical professor at Boston University School of Medicine.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation

        The following table summarizes for the last three fiscal years certain information regarding the Company's compensation of its chief executive officer or an individual acting in a similar capacity and its other most highly compensated executive officers (other than the chief executive officer) whose total annual salary and bonus (excluding unusual and nonrecurring items) for fiscal year 1996 exceeded $100,000.

                                  SUMMARY COMPENSATION TABLE


                                                                                                  Long Term Compensation
                                                                                     ----------------------------------------------
                                               Annual Compensation                           Awards                  Payouts
                                    -----------------------------------------------  ----------------------   ---------------------
                                                                                     Restricted
                                                                      Other Annual     Stock        Options/   LTIP      All Other
Name And Principal Position         Year     Salary        Bonus     Compensation(1)   Awards(s)      SARS    Payouts  Compensation
---------------------------         ----     ------        -----     ---------------   ---------      ----    -------  ------------
Henry Green (2) ................    1996    $229,750      $125,000       $  6,694          --         --           --       --
President and CEO ..............    1995    $213,860      $110,000       $  3,500          --       90,000(3)      --       --
                                    1994    $213,860      $ 75,000       $ 38,085(4)       --      125,000(5)      --       --


John F. Mortell ................    1996    $225,315      $100,000       $  2,030          --       90,000(6)      --       --
Executive Vice .................    1995    $203,860      $ 85,000       $  8,400          --       75,000(7)      --       --
President and Chief ............    1994    $185,400      $ 55,000       $  8,400          --       85,000(8)      --       --
Operating Officer

Steven E. Kelsky (9) ...........    1996    $187,250      $ 70,000       $  6,000          --       50,000(10)     --       --
Senior Vice President ..........    1995    $183,490      $ 50,000       $  6,000          --       50,000(11)     --       --
                                    1994    $ 56,667      $ 30,000       $  2,000          --       85,000(12)     --       --

James R. Bailey (13) ...........    1996    $188,083      $ 40,000       $  6,000          --       40,000(14)     --       --
Senior Vice President ..........    1995    $188,860      $ 40,000       $  6,000          --       40,000(15)     --       --
                                    1994    $166,088(16)  $ 30,000       $ 11,294          --       45,000(17)     --       --

Kenneth W. Ernsting (18) .......    1996    $166,651      $ 60,000       $ 36,700(19)      --       40,000(20)     --       --
Senior Vice President ..........    1995    $ 23,076      $ 40,000           --            --       50,000(21)     --       --

-----------

(1) Includes perquisites, automobile allowances and other personal benefits, the aggregate amount of which exceeds the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer.

(2) The Company's Board of Directors elected Henry Green as President on May 28, 1993 and appointed him Chief Executive Officer in June 1994.

(3) In February 1996, the Company granted options under its Amended and Restated 1993 Incentive and Non-Incentive Stock Option Plan (the "Employee Plan") to purchase 90,000 shares of Common Stock which vest over the next four year period commencing February 1997. Such options were granted in 1996 with respect to 1995.

(4) Represents relocation expenses of $35,321 and $2,764 for a vehicle leased by the Company on behalf of Mr. Green.

(5) In January 1994, the Company granted options under the Employee Plan to purchase 75,000 shares of Common Stock, of which 45,000 were exercised as of December 31, 1996 and the remaining 30,000 of which vest over the next two year period. In March 1995, the Company granted additional options to purchase 50,000 shares of Common Stock, of which 10,000 were exercised as of December 31, 1995 and 10,000 were exercisable as of December 31, 1996 and the remaining 30,000 of which vest over the next three year period. Such options were granted in 1995 with respect to 1994.

(6) In February 1997, the Company granted options to purchase 90,000 shares of Common Stock under the Employee Plan, of which 18,000 were exercisable as of February 1997 and the remaining 72,000 of which vest over the next four year period. Such options were granted in 1997 with respect to 1996.

(7) In February 1996, the Company granted options to purchase 75,000 shares of Common Stock under the Employee Plan, of which 15,000 were exercisable as of December 31, 1996 and the remaining 60,000 of which vest over the next four year period. Such options were granted in 1996 with respect to 1995.

(8) In January 1994, the Company granted options to purchase 50,000 shares of Common Stock under the Employee Plan, of which 30,000 were exercised as of December 31, 1996 and the remaining 20,000 of which vest over a two year period. In March 1995, the Company granted additional options to purchase 35,000 shares of Common Stock, of which 7,000 were exercised as of December 31, 1996 and 7,000 were exercisable as of December 31, 1996, the remaining 21,000 of which vest over the next three year period. Such options were granted in 1995 with respect to 1994.

(9) Mr. Kelsky became a Vice President in September 1994 and a Senior Vice President of the Company in March 1995.

(10) In February 1997, the Company granted options to purchase 50,000 shares of Common Stock under the Employee Plan, of which 10,000 were exercisable as of February 1997 and the remaining 40,000 of which vest over the next four year period. Such options were granted in 1997 with respect to 1996.

(11) In February 1996, the Company granted options to purchase 50,000 shares of Common Stock under the Employee Plan, of which 10,000 were exercisable as of December 31, 1996 and the remaining 40,000 of which vest over the next four year period. Such options were granted in 1996 with respect to 1995.

(12) In September 1994, the Company granted options to purchase 75,000 shares of Common Stock under the Employee Plan, of which 12,000 were exercised as of December 31, 1996 and 33,000 were exercisable as of December 31, 1996, the remaining 30,000 of which vest over the next two year period. In March 1995, the Company granted additional options to purchase 10,000 shares of Common Stock, of which 2,000 were exercised as of December 31, 1996 and 2,000 were exercisable as of December 31, 1996, the remaining 6,000 of which vest over the next three year period. Such options were granted in 1995 with respect to 1994.

(13) Mr. Bailey became a Vice President of the Company in April 1994 and a Senior Vice President in March 1995.

(14) In February 1997, the Company granted options to purchase 40,000 shares of Common Stock under the Employee Plan, of which 8,000 were exercisable as of February 1997 and the remaining 32,000 of which vest over the next four year period. Such options were granted in 1997 with respect to 1996.

(15) In February 1996, the Company granted options to purchase 40,000 shares of Common Stock under the Employee Plan, of which 8,000 were exercisable as of December 31, 1996 and the remaining 32,000 of which vest over the next four year period. Such options were granted in 1996 with respect to 1995.

(16) Represents his salary as an employee from January through March of 1994, which was $59,918, plus his salary as Vice President from April through December 31, 1994 of $106,170.

(17) In January 1994, the Company granted options to purchase 20,000 shares of Common Stock under the Employee Plan, of which 12,000 were exercised as of December 31, 1996 and the remaining 8,000 of which vest over a two year period. In March 1995, the Company granted additional options to purchase 25,000 shares of Common Stock, of which 5,000 were exercised as of December 31, 1996 and 5,000 were exercisable as of December 31, 1996, the remaining 15,000 of which vest over the next three year period. Such options were granted in 1995 with respect to 1994.

(18) Mr. Ernsting became a Vice President of the Company in October 1995 and a Senior Vice President in January 1996.

(19) Represents relocation expenses of $33,700 and $3,000 for automobile allowance.

(20) In February 1997, the Company granted options to purchase 40,000 shares of Common Stock under the Employee Plan, of which 8,000 were exercisable as of February 1997, and the remaining 32,000 of which vest over the next four year period. Such options were granted in 1997 wth respect to 1996.

(21) In February 1996, the Company granted options to purchase 15,000 shares of Common Stock under the Employee Plan, of which 3,000 were exercisable as of December 31, 1996 and the remaining 12,000 of which vest over the next four year period. Such options were granted in 1996 with respect to 1995. In October 1995, the Company granted options to purchase 35,000 shares of Common Stock, of which 7,000 were exercised as of December 31, 1996 and 7,000 were exercisable as of December 31, 1996, the remaining 21,000 of which vest over the next three year period.

Option Grants in Last Fiscal Year

        The following table sets forth certain information in respect of grants made by the Company of stock options to its executive officers pursuant to the Company's stock option plans during fiscal year 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                             Potential Realizable
                                                                                                            Value at Assumed Annual
                                                                                                              Rates of Stock Price
                                                                                                            Appreciation for Option
                                                                  Individual Grants                                 Term
                                              -------------------------------------------------------------------------------------
                                              Number of       % of Total
                                              Securities        Options
                                              Underlying       Granted to    Exercise       Exercise
                                               Options        Employees in     Price       Expiration
Name                                           Granted(1)      Fiscal Year  (Per Share)(2)     Date          5%              10%
----                                          -------------------------------------------------------------------------------------
Henry Green ........................           90,000(3)          15.0%      $    12.625      1/1/06       714,150        1,811,250

John F. Mortell ....................           75,000(4)          12.5%      $    12.625      1/1/06       595,125        1,509,375

Steven E. Kelsky ...................           50,000(5)           8.3%      $    12.625      1/1/06       396,750        1,006,250

James R. Bailey ....................           40,000(6)           6.7%      $    12.625      1/1/06       317,400          805,000

Kenneth W. Ernsting ................           15,000(7)           2.5%      $    12.625      1/1/06       119,100          301,875

-----------

(1) Includes options granted in 1996 with respect to 1995, but does not include options granted in 1997 with respect to 1996. In February 1997, the Company granted Messrs. Mortell, Kelsky, Bailey and Ernsting additional options to purchase 90,000, 50,000, 40,000 and 40,000 shares of Common Stock, respectively, at an exercise price of $9.188 per share. Twenty percent of the options vested immediately and the remaining balance will vest over the next 4 year period.

(2) The potential realizable values of all options above are calculated with the assumption that all options are exercised on their respective vesting dates.

(3) Options are subject to a maximum exercise period of 10 years. 22,500 options vest over the next 4 years succeeding the initial grant on the anniversary date.

(4) Options are subject to a maximum exercise period of 10 years. 15,000 options vest on the date of the grant and 15,000 options vest in each of the 4 years succeeding the initial grant on the anniversary date.

(5) Options are subject to a maximum exercise period of 10 years. 10,000 options vest on the date of grant and 10,000 options vest in each of the 4 years succeeding the initial grant on the anniversary date.

(6) Options are subject to a maximum exercise period of 10 years. 8,000 options vest on the date of grant and 8,000 options vest in each of the 4 years succeeding the initial grant on the anniversary date.

(7) Options are subject to a maximum exercise period of 10 years. 3,000 options vest on the date of grant 3,000 options vest in each of the 4 years succeeding the initial grant on the anniversary date.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

The following table sets forth certain information with respect to the exercise of stock options by the Company's Named Executive Officers during fiscal year 1996 and information concerning the number and value of unexercised stock options at December 31, 1996.

                                                                          Number of Securities             Value of Unexercised
                                                                         Underlying Unexercised          In-the-Money Options at
                                                                         Options at December 31,            December 31, 1996
                                                                                  1996
                                                                        ------------------------------------------------------------
                                        Shares
                                       Acquired         Value
Name                                  on Exercise      Realized         Exercisable     Unexercisable    Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Henry Green ..................          225,000        2,160,000           50,000          190,000          225,000      450,000
John F. Mortell ..............           77,000          712,250           42,000          121,000          125,000      254,500
Steven E. Kelsky .............           20,000          182,500           45,000           80,000          157,500      180,000
James R. Bailey ..............           47,000          423,000           23,000           65,000           67,500      148,500
Kenneth W. Ernsting...........            7,000           34,125           10,000           33,000           14,000       42,000


Compensation of Directors

        Directors who are not executive officers of the Company, are reimbursed for their expenses and receive a fee of $2,500 for each meeting of the Board of Directors attended. Directors who are also executive officers of the Company are not compensated for their services as directors.

        In September 1993, the Company entered into an agreement with Richard B. Kelsky, a member of the Company's Board of Directors, for Mr. Kelsky to provide consulting services to the Company for a monthly fee of $2,500.

Employment Contracts

        Henry Green entered into an amended and restated employment agreement in March 1996 for a period of three years pursuant to which Mr. Green's employment as President and Chief Executive Officer of the company was extended until March 19, 1999. The agreement provides for, among other things, a base annual salary of $230,000 and a severance payment on termination by the Company, other than for death, disability or cause, equal to one year's base salary, less applicable deductions. The Agreement permits either Mr. Green or the Company to terminate Mr. Green's employment upon ninety (90) days prior written notice and, if such termination is effected, Mr. Green will, from the time of such termination through March 19, 1999, serve as a consultant to the Company.

        In March 1996, John F. Mortell, Executive Vice President and Chief Operating Officer of the Company, entered into an employment agreement with the Company for a term of three years, which provides for, among other things, a base annual salary of $225,000, and a severance payment on termination by the Company, other than for death, disability or cause, equal to one year's base salary, less applicable deductions. The Agreement permits Mr. Mortell to terminate the employment agreement in the event of a change of control of the Company and, if such termination is effected, the Company will pay Mr. Mortell a severance payment equal to one year's compensation, less applicable deductions.

        In April 1994, James R. Bailey entered into an employment agreement with Calyx and the Company pursuant to which he became President of Calyx and a Vice President of PCN. The agreement is for an indefinite period of time and is terminable at any time by any party thereto. The agreement provides, among other things, for the Company to pay Mr. Bailey a base annual salary of $185,000 and a severance payment of six months base salary if Mr. Bailey's employment is terminated without cause.

        In November 1994, Steven E. Kelsky entered into an employment agreement with the Company, for a term of three years, which provides for, among other things, a base annual salary of $185,000 and a severance payment of four months base salary if Mr. Kelsky's employment is terminated without cause.

        In August 1995, Kenneth W. Ernsting entered into an employment agreement with the Company pursuant to which he became a Vice President of PCN. The agreement is for an indefinite period of time and is terminable at any time by any party thereto. The agreement provides, among other things, for the Company to pay Mr. Ernsting a base annual salary of $175,000 and a severance payment of four months base salary if Mr. Ernsting's employment is terminated without cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the ownership of Common Stock of the Company, as of March 31, 1997, by: (i) each person known by the Company to own beneficially 5% or more of such shares; (ii) each director of the Company; (iii) each of the Company's chief executive officer and the Company's four most highly paid executive officers other than its chief executive officer; and (iv) all directors and officers as a group.

                                                                 Shares Beneficially Owned
                                                                 -------------------------
Name and Address                                                                  Percent
of Beneficial Owners                                                Number        of Class
------------------------------------------------------------------------------------------
Jeffry M. Picower (1).......................................     22,951,522 (2)    42.19%
State of Wisconsin Investment Board (3).....................      3,868,800         7.30%
Jerry Brager................................................      1,592,999 (4)     3.01%
Henry Green.................................................         97,500 (5)     *
John F. Mortell.............................................         92,000 (6)     *
James R. Bailey.............................................         48,000 (7)     *
Steven E. Kelsky............................................         69,000(8)      *
Kenneth W. Ernsting.........................................         21,000(9)      *
Frederick Frank.............................................        111,870(10)     *
Frederic Greenberg..........................................         94,087(11)     *
Richard B. Kelsky...........................................        110,000(12)     *
Russell Ricci...............................................          4,000(13)     *
All Directors and Executive Officers as a group (13 persons)     25,245,978(14)    45.97%

-----------------

*       Less than 1%

(1)     Address is South Ocean Blvd., Palm Beach, FL 33480.

(2) Includes 1,420,000 shares currently purchasable upon exercise of warrants. The shares of Common Stock and such warrants are owned by J A Special Limited Partnership ("J A Special"). Mr. Picower is the sole general partner of J A Special and, as such, has the power to vote or direct the vote of and to dispose or direct the disposition of such shares of Common Stock and the warrants and, accordingly, may be deemed to be the beneficial owner of such shares and warrants. Does not include warrants to purchase 5,000,000 shares granted September 13, 1995, which become exercisable two years from the date granted.

(3)     Address is P.O. Box 7842, Madison, WI 53707.

        (4) Includes 150,000 shares held by the wife of Mr. Brager and 87,500 shares held by the minor children of Mr. Brager, the beneficial ownership of which Mr. Brager disclaims.

        (5) Includes 97,500 shares currently purchasable upon exercise of stock options.

        (6) Includes 92,000 shares currently purchasable upon exercise of stock options.

        (7) Includes 48,000 shares currently purchasable upon exercise of stock options.

        (8) Includes 69,000 shares currently purchasable upon exercise of stock options.

        (9) Includes 21,000 shares currently purchasable upon exercise of stock options.

        (10) Includes 10,000 shares currently purchasable upon exercise of stock options. Beneficial ownership of shares held by Lehman Brothers Inc. is disclaimed by Mr. Frank, Vice-Chairman of Lehman Brothers Inc.

        (11) Includes 71,574 shares held by EGS Partners, a general partnership of which Mr. Greenberg is a general partner. Also includes 6,000 shares held by Mr. Greenberg's wife, the beneficial ownership of which Mr. Greenberg disclaims, and 3,333 shares currently purchasable by Mr. Greenberg upon exercise of stock options.

        (12) Includes 10,000 shares currently purchasable upon exercise of stock options and 100,000 shares currently purchasable upon exercise of warrants issued February 1, 1994.

        (13) Includes 4,000 shares currently purchasable upon exercise of stock options.

        (14) Includes 415,499 shares currently purchasable upon exercise of stock options and 1,520,000 of warrants inclusive of those described in notes (2), (5), (6), (7), (8), (9), (10), (11),
                (12), and (13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        On December 6, 1994, the Company entered into an agreement with Monroe Systems For Business, Inc., a company wholly-owned by the Investor, Jeffry M. Picower, to sublease 44,725 square feet of office space, for a term of ten years, at The American Road, Morris Plains, New Jersey, to serve as the Company's new corporate headquarters and executive offices. The monthly base rent for such space, initially $44,352, increases to $59,260 by 2003. On September 1, 1996, the Company amended its agreement with Monroe Systems For Business, Inc. to sublease 14,170 square feet of additional office space at 1200 The American Road, Morris Plains, New Jersey. The provisions of the amended lease require the Company to make lease payments of $73,257 per month increasing to $78,165 per month in March 1997, and every other year thereafter an additional $1.00 per square foot per year. The Company believes that the terms of such lease are no less favorable than a lease that could have been obtained by the Company from an unrelated third party in a transaction negotiated on an arm's-length basis. See "Business -- Properties."


        In September 1993, the Company entered into an agreement with Richard Kelsky, a member of the Company's Board of Directors, for Mr. Kelsky to provide consulting services to the Company for a monthly fee of $2,500.

        The Company believes that the foregoing transactions were at least as fair to the Company as transactions which could have been negotiated with unaffiliated third parties.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K

A. and D.      See Index to Financial  Statements  and Schedule on page F-1 and
               Exhibits Index on page E-1.

B.             Reports on Form 8-K.

               None.

EXHIBIT INDEX


                                                                                      Sequentially
                                                                                        Numbered
Exhibits                         Description                                              Page
--------                         -----------                                          ------------
3.1(a)        Amended and Restated  Certificate  of  Incorporation,  dated as of
              March 27, 1995.  (Filed as Exhibit 3.1(c) to the Company's  report on Form 10-K for the year  ended  December  31,  1995  (the  "1995
              10-K") and incorporated herein by reference.)

3.1(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of October 6, 1995, authorizing new Series A Convertible Preferred Stock. (Filed as
              Exhibit 3.1(d) to the 1995 10-K and incorporated herein by reference.)

3.1(c) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of October 18, 1995, amending the rights, preferences and limitations of Series A
              Convertible  Preferred Stock. (Filed as Exhibit 3.1(e) to the 1995
              10-K and incorporated herein by reference.)

3.2           Copy of  By-Laws  of the  Company.  (Filed as  Exhibit  3.2 to the
              Company's report on Form 10-K for the year ended December 31, 1992.)

4.1           Registration  Rights  Agreement  dated  as of  February  22,  1993 between the Company and Jeffry M. Picower. (Filed as Exhibit 15 to
              Amendment No. 7 to Schedule 13D by Jeffry M. Picower).

4.2           Copy of Warrant Purchase  Agreement between the Company and Jeffry
              M. Picower,  together with  conformed  copy of warrant to purchase
              350,000 shares of Common Stock issued pursuant thereto. (Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1
              (Reg. No. 33-42935) and incorporated herein by reference.)

4.3 Copy of Amended and Restated Warrant Purchase Agreement dated as of February 22, 1993 between the Company and Jeffry M. Picower, together with copy of Amended and Restated Warrant to purchase
              350,000 shares issued pursuant thereto. (Filed as Exhibit 3 to the Company's report on Form 8-K dated March 8, 1993 and incorporated herein by reference.)

4.4 Copy of Amended and Restated Warrant Purchase Agreement dated as of February 22, 1993 between the Company and Jeffry M. Picower, together with copy of

                                                                                      Sequentially
                                                                                        Numbered
Exhibits                         Description                                              Page
--------                         -----------                                          ------------
              Amended and Restated  Warrant to purchase  633,462  shares  issued pursuant  thereto.  (Filed as Exhibit 4 to the Company's report on
              Form  8-K  dated  March  8,  1993  and   incorporated   herein  by
              reference.)

4.5 Copy of Second Amended and Restated Warrant Purchase Agreement dated as of February 22, 1993 between the Company and Jeffry M.
              Picower, together with copy of Amended and Restated Warrant to purchase 436,538 shares issued pursuant thereto. (Filed as Exhibit
              5 to the Company's report on Form 8-K dated March 8, 1993 and incorporated herein by reference.)

4.6           Copy of Convertible  Subordinated Note Purchase  Agreement,  dated
              January 25, 1995,  between  Equifax Inc. and the Company (filed as
              Exhibit 2 to the  Company's  report on Form 8-K dated  January 26,
              1995 and incorporated herein by reference).

4.7           Form of Convertible  Subordinated  Promissory Note, dated February
              15, 1995 (Filed as Exhibit 1 to the Company's report on Form 8-K dated February 28, 1995 and incorporated herein by reference.)

4.8           Form  of  Promissory   Note,  dated  April  24,  1995,  from  PMSI
              Acquisition  Corp.  to Practice  Management  Systems,  Inc. in the
              amount of $2,000,000.  (Filed as Exhibit 2 to the Company's report on  Form  8-K  dated  May  1,  1995  and  incorporated  herein  by reference.)

4.9           Copy of Common Stock Purchase  Warrant,  dated September 13, 1995.
              (Filed  as  Exhibit  3 to the  Company's  report on Form 8-K dated
              September 18, 1995 and incorporated herein by reference.)

4.10          Copy of  Promissory  Note,  dated  October 27, 1995,  from VERSYSS
              Incorporated to VERSYSS Liquidating Trust in the amount of $11,750,000. (Filed as Exhibit 1 to the Company's report on Form
              8-K dated November 8, 1995 and incorporated herein by reference.)

10.1 Copy of the Company's 1989 Stock Option Plan, including forms of option agreements. (Filed as Exhibit 10.1 to the 1991 Form S-1 and incorporated herein by reference.)

10.2 Copy of the Company's 1990 Stock Option Plan, including forms of option agreements. (Filed as Exhibit 10.2 to the 1991 Form S-1 and incorporated herein by reference.)

10.3          Copy of Letter Agreement between the Company and Jeffry

                                                                                      Sequentially
                                                                                        Numbered
Exhibits                         Description                                              Page
--------                         -----------                                          ------------
              M. Picower  dated April 14, 1993.  (Filed as Exhibit  10.38 to the
              1992 10-K and incorporated herein by reference.)

10.4          Letter  Agreement  between the Company and Jeffry M. Picower dated
              December 31, 1993. (Filed as Exhibit 10.7 to the Company's report on Form 8-K dated January 13, 1994 and incorporated herein by reference.)

10.5          Agreement  dated  December  30,  1993  between the Company and IBM
              Credit Corporation. (Filed as Exhibit 10.9 to the Company's report on Form 8-K dated January 13, 1994 and incorporated herein by reference.)

10.6          The   Company's   Amended  and   Restated   1993   Incentive   and
              Non-Incentive  Stock Option Plan.  (Filed as Exhibit  10.30 to the
              1995 S-1 and incorporated herein by reference).

10.7          The  Company's  Amended and Restated 1993  Non-Employee  Directors
              Non-Incentive  Stock Option Plan.  (Filed as Exhibit  10.31 to the
              1995 S-1 and incorporated herein by reference).

10.8          Employment  Letter dated April, 1994 between the Company and James
              R.  Bailey.   (Filed  as  Exhibit   10.32  to  the  1995  S-1  and
              incorporated herein by reference).

10.9          Employment Letter dated September 1, 1994, between the Company and
              Steven E. Kelsky. (Filed as Exhibit 10.33 to the 1995 S-1 and incorporated herein by reference).

10.10         Lease  Agreement for the Company's  headquarters in Morris Plains,
              New  Jersey.   (Filed  as  Exhibit  10.34  to  the  1995  S-1  and
              incorporated herein by reference).

10.11 Exclusive Marketing Agreement, dated January 25, 1995, by and between Equifax Healthcare EDI Services, Inc. and the Company
              (filed  as  Exhibit  1 to the  Company's  report on Form 8-K dated
              January 26, 1995 and incorporated herein by reference).

10.12         Amended and Restated Exclusive  Marketing  Agreement,  dated as of
              January  12,  1996,   by  and  between  the  Company  and  Equifax
              Healthcare EDI Services, Inc. (Filed as Exhibit 1 to the Company's
              report on Form 8-K dated February 2, 1995 and incorporated  herein by reference.)

10.13         Guaranty,  dated  October 27,  1995,  by the Company and V Holding
              Corp.  to VERSYSS  Liquidating  Trust.  (Filed as Exhibit 2 to the
              Company's   report  on  Form  8-K  dated   November  8,  1995  and
              incorporated herein by reference.)

                                                                                      Sequentially
                                                                                        Numbered
Exhibits                         Description                                              Page
--------                         -----------                                          ------------
10.14         Pledge  Agreement,  dated  October  27,  1995,  by and  among  the
              Company, V Holding Corp. and VERSYSS  Liquidating Trust. (Filed as
              Exhibit 3 to the  Company's  report on Form 8-K dated  November 8,
              1995 and incorporated herein by reference.)

10.15         Employment  Letter,  dated  August 17,  1995  between  VERSYSS and
              Kenneth W. Ernsting. (Filed as Exhibit 10.42 to the 1995 10-K and incorporated herein by reference.)

10.16         Employment  Letter,  dated  August 17,  1995  between  VERSYSS and
              William S. Edwards. (Filed as Exhibit 10.43 to the 1995 10-K and incorporated herein by reference.)

10.17         Partnership  Agreement,  dated as of January 25, 1996, between PCN
              HP Venture Corp. and Intelligent  Medical Systems,  Inc. (Filed as
              Exhibit 10.44 to the 1995 10-K and incorporated herein by reference.)

10.18         Transaction  Agreement,  dated as of January 25, 1996, between the
              Company, Glaxo Wellcome Inc., and HealthPoint G.P.

10.19         Copy of Physician  Computer  Network,  Amended and Restated  Value
              Added Reseller Stock Option Plan, dated as of January 1996. (Filed as Exhibit 10.46 to the 1995 10-K and incorporated herein by reference.)

10.20 Copy of Employment Agreement, dated as of March 29, 1996 between the Company and John Mortell. (Filed as Exhibit 10-47 to the 1995
              10-K and incorporated herein by reference.)

10.21 Copy of Employment Agreement, dated as of March 29, 1996 between the Company and Hank Green. (Filed as Exhibit 10.48 to the 1995
              10-K and incorporated herein by reference.)

10.22         Agreement  and Plan of Merger,  dated June 20, 1996,  by and among
              Physician  Computer  Network,   Inc.,   Wismer-Martin,   Inc.  and
              Northwest   Acquisition   Corp.   (Filed  as   Exhibit  1  to  the
              Registrant's  Current  Report on Form 8-K dated June 25,  1996 and incorporated herein by reference.)

10.23         Asset Purchase Agreement,  dated as of July 2, 1996, by and among,
              CUSA Technologies, Inc. and certain of its subsidiaries, Physician
              Computer Network, Inc. and PCN Services Corp. (Filed as Exhibit 1 to the Company's

                                                                                      Sequentially
                                                                                        Numbered
Exhibits                         Description                                              Page
--------                         -----------                                          ------------
              Current  Report on Form 8-K dated July 10,  1996 and  incorporated herein by reference).

11*           Statement Regarding Computation of Earnings Per Share.

21*           List of Subsidiaries of Registrant.

24*           Consent of KPMG Peat Marwick LLP.


------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Physician Computer Network, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHYSICIAN COMPUTER NETWORK, INC.


                                             By:/s/ Henry Green
                                                ---------------------------
                                                Henry Green, President and
                                                Chief Executive Officer

Dated:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Capacity                       Date
----                              --------                       ----
/s/ Jeffry M. Picower             Chairman and Director          March 31, 1997
------------------------
Jeffry M. Picower

/s/ Henry Green                   President and Chief            March 31, 1997
-------------------------         Executive Officer and
Henry Green                       Director


/s/ John F. Mortell               Executive Vice President and   March 31, 1997
-------------------------         Chief Operating Officer and
John F. Mortell                   Director

/s/ Jerry Brager                  Director                       March 31, 1997
-------------------------
Jerry Brager

/s/ Frederick Frank               Director                       March 31, 1997
-------------------------
Frederick Frank

/s/ Richard B. Kelsky             Director                       March 31, 1997
-------------------------
Richard B. Kelsky, Esq.

/s/ Frederic Greenberg            Director                       March 31, 1997
-------------------------
Frederic Greenberg

/s/ Russell J. Ricci              Director                       March 31, 1997
-------------------------
Russell J. Ricci, M.D.

/s/ Thomas Wraback                Senior Vice President and      March 31, 1997
-------------------------         Chief Financial Officer
Thomas Wraback

                        PHYSICIAN COMPUTER NETWORK, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                             Page Number
                                                                                                           in This Report
                                                                                                           --------------
Independent Auditors' Report...........................................................................          F-2

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and
  December 31, 1995....................................................................................          F-3

  Consolidated Statements of Operations for the years ended December 31, 1996, 1995
  and 1994.............................................................................................          F-4

  Consolidated Statements of Changes in Shareholders' Equity (Deficiency) for
  the years ended December 31, 1994, 1995 and 1996.....................................................          F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
  and 1994.............................................................................................          F-6

Notes to Consolidated Financial Statements.............................................................      F-7 to F-35

Financial Statements Schedule:
   Schedule II-Valuation and Qualifying
   Accounts............................................................................................          S-1

   All other schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Physician Computer Network, Inc.:

We have audited the  consolidated  financial  statements  of Physician  Computer
Network, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physician Computer Network, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG Peat Marwick LLP



Short Hills, New Jersey
February 18, 1997

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        PHYSICIAN COMPUTER NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                          December 31,
                                   ASSETS                                                          1996                   1995
                                                                                               -------------          -------------
CURRENT ASSETS:

Cash and cash equivalents ............................................................         $  34,291,166          $  15,516,883
Accounts receivable, net of allowance for doubtful
  accounts of $3,428,000 at December 31, 1996, and
  $764,000 at December 31, 1995 ......................................................            21,102,878             19,466,446
Inventories ..........................................................................             5,798,153              4,598,954
Prepaid expenses and other ...........................................................             2,974,490              1,093,306
Deferred tax asset ...................................................................             2,933,000              1,650,000
                                                                                               -------------          -------------
    Total current assets .............................................................            67,099,687             42,325,589

Intangible assets, net of accumulated amortization
  of $14,826,000 at December 31, 1996
  and $6,840,000 at December 31, 1995 ................................................            69,076,020             53,701,055
Property and equipment, net ..........................................................             6,234,295              3,976,195
Investment in joint venture ..........................................................             2,015,888                   --
Other assets .........................................................................             5,739,428                256,998
                                                                                               -------------          -------------
    Total assets .....................................................................         $ 150,165,318          $ 100,259,837
                                                                                               =============          =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable:
  Other ..............................................................................         $   7,934,518          $   9,080,000
  Related party ......................................................................                  --                  750,000
Current portion of long term-debt ....................................................             1,153,413                100,160
Current portion of obligations under capital leases ..................................               289,229                327,770
Accounts payable .....................................................................             6,183,103              4,935,601
Accrued expenses and other liabilities ...............................................             6,301,576             17,024,828
Customer deposits ....................................................................             1,043,072              3,504,980
Unearned income ......................................................................            13,068,726             15,608,705
                                                                                               -------------          -------------
             Total current liabilities ...............................................            35,973,637             51,332,044


Long-term debt, net of current portion ...............................................             4,672,118             18,924,000
Obligations under capital leases, net of
  current portion ....................................................................               612,650                806,255
                                                                                               -------------          -------------
    Total liabilities ................................................................            41,258,405             71,062,299

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred Stock, $0.01 par value, 1,000,000 shares authorized:
  Series A convertible preferred stock, 1,000 shares outstanding
  at December 31,1996 and 15,750 shares outstanding at December 31,1995 ..............                    10                    157
Common stock, $.01 par value, 75,000,000 shares authorized,
  52,982,484 shares issued and outstanding at
  December 31,1996 and 42,937,147 shares issued
  and outstanding at December 31, 1995 ...............................................               529,825                429,371
Additional paid-in capital ...........................................................           193,281,643            129,728,821
Accumulated deficit ..................................................................           (84,904,565)          (100,960,811)
                                                                                               -------------          -------------

Shareholders' equity .................................................................           108,906,913             29,197,538
                                                                                               -------------          -------------
    Total liabilities and shareholders' equity .......................................         $ 150,165,318          $ 100,259,837
                                                                                               =============          =============

        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               Years Ended December 31,
                                                                                       1996              1995              1994
                                                                                   ------------      ------------      ------------
Revenues:
Software license fees ........................................................     $ 29,396,612      $ 15,450,897      $  6,302,181
Hardware revenue .............................................................       25,301,761         9,721,559         2,592,713
Maintenance, communication fees and other ....................................       41,099,119        16,632,886        11,608,912
                                                                                   ------------      ------------      ------------
                                                                                     95,797,492        41,805,342        20,503,806
Cost of Revenues:
Hardware .....................................................................       15,213,697         7,336,196         2,057,763
Software, maintenance, communication fees
  and other ..................................................................       23,347,900         8,952,757         4,018,189
                                                                                   ------------      ------------      ------------
                                                                                     38,561,597        16,288,953         6,075,952
                                                                                   ------------      ------------      ------------
Gross margin .................................................................       57,235,895        25,516,389        14,427,854

Operating expenses:
Research and development .....................................................        5,739,518         2,219,223         1,838,823
Selling and marketing ........................................................        9,115,683         3,038,069         2,144,464
General and administrative ...................................................       10,990,028        10,354,611         5,528,738
Amortization of acquired intangible assets ...................................        7,192,551         2,883,658         1,857,054
Acquired technology in process ...............................................             --          14,516,000              --
Restructuring ................................................................             --           3,072,450              --
Write-down of assets and other charges .......................................             --           1,477,000              --
                                                                                   ------------      ------------      ------------
                                                                                     33,037,780        37,561,011        11,369,079
                                                                                   ------------      ------------      ------------
Interest (income) expense:
    Interest income ..........................................................         (678,401)         (577,039)          (88,817)
    Interest expense .........................................................        1,835,091         1,451,604         1,798,053
                                                                                   ------------      ------------      ------------
                                                                                      1,156,690           874,565         1,709,236
                                                                                   ------------      ------------      ------------
Income (loss) before income tax expense (benefit),
     loss on equity investment and extraordinary item ........................       23,041,425       (12,919,187)        1,349,539

Income tax expense (benefit) .................................................        4,817,999        (1,419,000)          102,320
                                                                                   ------------      ------------      ------------
Income (loss) before loss on equity investment and extraordinary item ........       18,223,426       (11,500,187)        1,247,219

Loss on equity investment, net of income tax benefit .........................       (2,167,180)
                                                                                   ------------      ------------      ------------
Income (loss) before extraordinary item ......................................       16,056,246       (11,500,187)        1,247,219

Extraordinary  item - loss on extinguishment of debt .........................             --            (180,000)             --
                                                                                   ------------      ------------      ------------
Net income (loss) available to common shareholders ...........................     $ 16,056,246      $(11,680,187)     $  1,247,219
                                                                                   ============      ============      ============

Primary and fully diluted earnings (loss) per common share:
Before extraordinary item ....................................................     $       0.30      $      (0.29)     $       0.04
Extraordinary item ...........................................................             --                --                --
                                                                                   ------------      ------------      ------------
Net earnings (loss) ..........................................................     $       0.30      $      (0.29)     $       0.04
                                                                                   ============      ============      ============

Weighted average number
  of common shares outstanding ...............................................       54,308,147        40,068,406        35,634,106
                                                                                   ============      ============      ============


              See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                    Preferred  Stock                    Common Stock
                                                                 Shares           Amount           Shares           Amount
                                                             -------------    -------------    -------------    -------------
Balance, December 31, 1993 ...............................            --      $        --         34,115,660    $     341,156

     Exercise of stock options ...........................            --               --             63,460              635

     Net Income ..........................................            --               --               --               --
                                                             -------------    -------------    -------------    -------------

Balance, December 31, 1994 ...............................            --               --         34,179,120          341,791

     Common Stock issued .................................            --               --          6,250,000           62,500

     Preferred Stock issued ..............................          18,500              185             --               --

     Issue of warrants to purchase Common Stock ..........            --               --               --               --

     Common Stock issued .................................            --               --          1,902,748           19,027

     Exercise of stock options ...........................            --               --            203,380            2,034

     Compensatory value added reseller options ...........            --               --               --               --

     Conversion of Preferred Stock into Common Stock .....          (2,750)             (28)         401,899            4,019

     Net Loss ............................................            --               --               --               --
                                                             -------------    -------------    -------------    -------------

Balance, December 31, 1995 ...............................          15,750              157       42,937,147          429,371

     Common Stock issued: public offering ................            --               --          4,507,783           45,078

     Conversion of Equifax convertible note ..............            --               --          1,932,217           19,322

     Common Stock issued: Wismer-Martin ..................            --               --            935,000            9,350

     Exercise of stock options ...........................            --               --            563,201            5,632

     Tax benefit of stock options exercised ..............            --               --               --               --

     Exercise of value added reseller options ............            --               --            133,452            1,335

     Purchase of value added reseller shares into treasury
      stock and subsequent retirement ....................            --               --           (133,452)          (1,335)

     Conversion of Preferred Stock into Common Stock .....         (14,750)            (147)       2,107,136           21,072

      Net income .........................................            --               --               --               --

                                                             =============    =============    =============    =============
Balance, December 31, 1996 ...............................           1,000    $          10       52,982,484    $     529,825
                                                             =============    =============    =============    =============


                        PHYSICIAN COMPUTER NETWORK, INC.
     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                               Additional                       Shareholders'
                                                                Paid-in        Accumulated         Equity
                                                                Capital          Deficit        (Deficiency)
                                                             -------------    -------------    -------------
Balance, December 31, 1993 ...............................   $  80,318,757    $ (90,527,843)   $  (9,867,930)

     Exercise of stock options ...........................          45,701             --             46,336

     Net Income ..........................................            --          1,247,219        1,247,219
                                                             -------------    -------------    -------------

Balance, December 31, 1994 ...............................      80,364,458      (89,280,624)      (8,574,375)

     Common Stock issued .................................      22,277,458             --         22,339,958

     Preferred Stock issued ..............................      18,499,815             --         18,500,000

     Issue of warrants to purchase Common Stock ..........       1,482,500             --          1,482,500

     Common Stock issued .................................       6,170,299             --          6,189,326

     Exercise of stock options ...........................         808,282             --            810,316

     Compensatory value added reseller options ...........         130,000             --            130,000

     Conversion of Preferred Stock into Common Stock .....          (3,991)            --               --

     Net Loss ............................................            --        (11,680,187)     (11,680,187)
                                                             -------------    -------------    -------------

Balance, December 31, 1995 ...............................     129,728,821     (100,960,811)      29,197,538

     Common Stock issued: public offering ................      41,203,121             --         41,248,199

     Conversion of Equifax convertible note ..............       9,980,678             --         10,000,000

     Common Stock issued: Wismer-Martin ..................       9,356,545             --          9,365,895

     Exercise of stock options ...........................       2,365,991             --          2,371,623

     Tax benefit of stock options exercised ..............       1,463,000             --          1,463,000

     Exercise of value added reseller options ............         782,696             --            784,031

     Purchase of value added reseller shares into treasury
      stock and subsequent retirement ....................      (1,578,284)            --         (1,579,619)

     Conversion of Preferred Stock into Common Stock .....         (20,925)            --               --

      Net income .........................................            --         16,056,246       16,056,246

                                                             =============    =============    =============
Balance, December 31, 1996 ...............................   $ 193,281,643    $ (84,904,565)   $ 108,906,913
                                                             =============    =============    =============



        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Years Ended December 31,
                                                                                 1996                 1995                 1994
                                                                             ------------         ------------         ------------
Cash flows provided by (used in) operating activities:
  Net income (loss) .................................................        $ 16,056,246         $(11,680,187)        $  1,247,219
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Acquired technology in process ..................................                --             14,516,000                 --
    Depreciation and amortization ...................................           9,663,594            4,121,992            2,988,766
    Write-down of assets and other charges ..........................                --              1,477,000                 --
    Amortization of loan discount ...................................                --                 60,000              480,000
    Amortization of deferred charges ................................                --                 33,333                 --
    Compensatory value added reseller options .......................                --                130,000                 --
    Restructuring ...................................................                --              3,072,450                 --
    Provision for inventory obsolescence ............................           1,478,238              162,000                 --
    Gain on sale of assets ..........................................            (146,334)             (54,083)            (168,558)
    Provision for doubtful accounts .................................           3,725,000              225,703              376,487
    Non-cash compensation expense ...................................              15,000               15,000               30,000
    Non-cash provision for income tax ...............................           4,284,494                 --                   --
    Loss on equity investment .......................................           2,167,180                 --                   --
    Extraordinary loss on extinguishment of capital
        lease obligations and long-term debt ........................                --                180,000                 --
    (Increase) decrease in assets:
         Restricted cash ............................................                --                   --                206,500
         Accounts receivable ........................................          (4,158,304)          (5,659,700)          (4,343,847)
         Inventories ................................................          (2,527,838)             378,441              (62,163)
         Prepaid expenses and other assets ..........................          (2,223,288)          (1,258,227)              77,221
    Increase (decrease) in liabilities, net
         Accounts payable ...........................................            (818,608)          (2,009,162)             303,541
         Accrued expenses and
             other liabilities ......................................         (14,251,476)          (1,776,793)          (1,804,759)
         Customer deposits and unearned income ......................          (5,622,368)            (118,612)             205,492
                                                                             ------------         ------------         ------------
    Net cash provided by (used in) operating activities: ............           7,641,536            1,815,155             (464,101)
                                                                             ------------         ------------         ------------

Cash flows used in investing activities:
  Purchase of equipment .............................................          (1,589,908)          (1,481,548)            (280,694)
  Disposal of equipment .............................................            (392,551)              54,083              168,558
  Acquisition of licensing rights
    and other intangible assets .....................................          (1,910,905)            (575,885)             (17,033)
  Purchase of businesses, net of cash acquired ......................         (11,670,082)         (19,383,616)          (1,674,601)
  Investment in joint venture and related costs .....................          (4,759,154)                --                   --
                                                                             ------------         ------------         ------------
    Net cash used in investing activities: ..........................         (20,322,600)         (21,386,966)          (1,803,770)
                                                                             ------------         ------------         ------------

Cash flows provided by (used in) financing activities:
  Principal payments of
    long-term debt ..................................................         (11,052,247)         (26,349,000)          (5,060,577)
  Net proceeds from issuance of
    notes payable and long-term debt ................................                --              9,852,649              176,250
  Principal payments under
    capital lease obligations .......................................            (316,640)            (249,102)             (52,761)
  Net proceeds from issuance
    of common stock, preferred stock and
  warrants and purchase of treasury stock ...........................          42,824,234           49,322,100               46,336
                                                                             ------------         ------------         ------------
    Net cash provided by (used in) financing activities .............          31,455,347           32,576,647           (4,890,752)
                                                                             ------------         ------------         ------------

Net increase (decrease) in
  cash and cash equivalents .........................................          18,774,283           13,004,836           (7,158,623)

Cash and cash equivalents,
  beginning of year .................................................          15,516,883            2,512,047            9,670,670
                                                                             ------------         ------------         ------------
Cash and cash equivalents,
  end of year .......................................................        $ 34,291,166         $ 15,516,883         $  2,512,047
                                                                             ============         ============         ============

See Note 17 for supplemental disclosure of cash flow information.


        See accompanying notes to the consolidated financial statements.

                        PHYSICIAN COMPUTER NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Business


         Physician Computer Network, Inc. ("PCN" or the "Company") was founded in August 1983. The Company develops, markets and supports practice management software products for physician practices designed to link such practices using the Company's practice management software products with hospitals, Medicare/Medicaid carriers, commercial insurance carriers, claims clearinghouses, clinical laboratories and HMOs ("Connecting Service Providers"), among others, who establish electronic communication links under agreements with the Company. In September 1994, the Company introduced its PCN Health Network Information Systems product which is designed to serve as the common practice management software platform used by the Company's physician practice customers and to provide enhanced communication link capabilities. In order to supplement its practice management product offerings with knowledge-based clinical products and services, in January 1996, the Company and Glaxo Wellcome, Inc. ("Glaxo Wellcome") formed a joint venture. The joint venture, HealthPoint G.P. ("HealthPoint"), released its first product offering, HealthPoint ACS, in December 1996.

         Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In execution of this new strategy, the Company acquired two practice management software entities, Calyx Corporation ("Calyx") of Brookfield, Wisconsin on September 23, 1993 and Wallaby Software Corporation ("Wallaby") of Mahwah, New Jersey on December 31, 1993, pursuant to separate stock purchase agreements. On March 11, 1994, the Company purchased substantially all of the assets of the practice management business (the "DOM/2 Business") of IBAX Healthcare Systems. On November 15, 1994, the Company purchased the Acclaim software maintenance and support business (the "Acclaim Business") from Sentient Systems, Inc. On April 24, 1995, the Company, through a wholly-owned subsidiary, Practice Management Systems Corp. ("PMSC"), acquired substantially all of the assets of Practice Management Systems, Inc., a business which developed and sold practice management software products and related equipment, maintenance and support to physician practices (the "PMS Business"). On October 27, 1995, the Company acquired VERSYSS Incorporated ("Versyss") which developed and sold practice management software products and related equipment, service and support and provided integrated information systems to certain industries other than health care, through the merger of a wholly-owned subsidiary of the Company with and into Versyss, with Versyss as the surviving corporation of such merger. On July 2, 1996, the Company acquired substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. (the "CTI Business"). On September 10, 1996, the Company acquired Wismer-Martin, Inc. ("Wismer-Martin"), a provider of practice management systems and hospital information systems, through a merger of a wholly-owned subsidiary of the Company with and into Wismer-Martin, with Wismer-Martin as the surviving corporation of such merger (See Note 3).


2.       Summary of Significant Accounting Policies

  Basis of Presentation:

         The consolidated financial statements include the consolidated accounts of PCN for the years ended December 31, 1996, 1995, and 1994 inclusive of the results of the DOM/2 Business from March 11, 1994, the Acclaim Business from November 15, 1994, PMSC from April 24, 1995, Versyss from October 27, 1995, the CTI Business from July 2, 1996 and Wismer-Martin from September 10, 1996. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the December 31, 1996 presentation.

                        PHYSICIAN COMPUTER NETWORK, INC.

  Revenue Recognition:

         The Company's revenue stream includes: (i) license fees for internally developed practice management software products; (ii) support and update service agreements on the practice management software products; (iii) hardware sales and the sale of hardware service agreements and (iv) customer training and consulting services. Sales of licenses for internally developed software products are made to independent resellers and directly to office-based physician practices and to hospitals over a wide national geographic area. Revenues from sales of such software packages are primarily recognized upon shipment of the product, as no significant vendor and/or post-contract support obligations remain outstanding at the time of revenue recognition. In certain cases, independent resellers are sold, for a single fixed-price non-refundable fee, multi-copy licenses which permit resale of the Company's software. In these cases, the software license fee is recognized as revenue when the master copy of the software is delivered to the independent reseller customer as the fee charged, and payment thereof, is not contractually tied to subsequent sales by the licensee. The cost to distribute additional copies of the software is insignificant. Revenue from software support and update and hardware service agreements is deferred at the time the agreement is executed and recognized ratably over the term of the agreement, which typically does not exceed one year. Revenue from peripheral hardware sales is recognized at the time of shipment. Revenue from customer training and consulting services is recognized when the earnings process is substantially completed, which generally coincides with performance. All costs associated with licensing of software products, support and update services, and training and consulting services are expensed as incurred (see Note 10).

         Fees from health care institutions and clinical laboratories for communications link access to the Company's systems and physicians are billed monthly or annually and recognized as revenues over the term of the related agreements, generally one year.


  Research and Development Costs:

         Research and development costs are expensed as incurred. Such costs generally include software development costs of new products and enhancements up to the date upon which technological feasibility is achieved. Costs incurred to develop new software products after technological feasibility is achieved are capitalized. Capitalized software development costs are amortized using the straight-line method over the estimated product lives of three years. Net capitalized software at December 31, 1996 and 1995 was $876,000 and $469,000, respectively. Capitalized software amortization expense was $170,000 and $43,000 for the years ended December 31, 1996 and 1995, respectively. There was no capitalized software amortization expense for the year ended December 31, 1994 as there were no software development costs capitalized in 1994 as technological feasibility of new software products developed prior to that date had not occurred until after substantially all of the costs were incurred. In 1995, with the help of an appraiser, the Company allocated a portion of the purchase price of the Versyss acquisition to acquired technology in process which amount of $14,516,000 was recorded as an expense in the year ended December 31, 1995.


  Cash and Cash Equivalents:

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                        PHYSICIAN COMPUTER NETWORK, INC.

  Inventories:

         Inventories, consisting principally of computer hardware for resale and computer maintenance parts held to repair customers' hardware under hardware maintenance contracts between the Company and certain of its customers, are stated at lower of cost or estimated market with costs determined by the average cost method.


  Prepaid Expenses and Other Current Assets:

         Prepaid expenses and other current assets as of December 31, 1996 consist primarily of the current unamortized portion of a prepaid marketing agreement between the Company and National Data Corporation ("NDC") as successor to Equifax Healthcare EDI Services, Inc. ("Equifax EDI") (See Note 12) and the current portion of notes receivable from resellers. Prepaid expenses and other current assets as of December 31, 1995 consisted primarily of the current unamortized portion of five-year maintenance contracts on computer equipment.


  Intangible Assets:

         Intangible assets consist primarily of software licensing rights, capitalized software development costs and other intangible assets related to the Company's acquisitions (See Note 3). Software licensing rights in the amount of $2,720,000 and $1,624,000 as of December 31, 1996 and 1995 respectively, are recorded at cost of acquisition. Amortization is computed using the straight-line method over a period of four to five years. The associated amortization expense was $495,000, $274,000 and $206,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Intangible assets related to the excess purchase price of acquired businesses were $79,262,000 and $57,912,000 as of December 31, 1996 and 1995
respectively, with total amortization expense of $7,193,000, $2,884,000, and $1,858,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Amortization of the acquisition-related intangible assets is based on their useful lives and is computed using the straight-line method over periods currently ranging from one to fifteen years (See Note 3).


  Equipment:

         Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Equipment under capital leases is amortized on the straight-line method over the shorter of the useful lives of the leased assets or the term of the related lease, ranging from three to five years. Repair and maintenance costs are expensed as incurred. Gains or losses on disposal of property and equipment are reflected in operations.


  Accounting for the Impairment of Long-Lived and Intangible Assets:

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this statement, which did not have any impact on the Company's financial position or results of operations, requires that long-lived assets, certain identifiable intangible assets and goodwill related

                        PHYSICIAN COMPUTER NETWORK, INC.

to those  assets be  reviewed  for  impairment  whenever  events or  changes  in circumstances indicate that the carrying amount of an asset may not be recoverable. Consistent with SFAS No. 121, the Company's policy is to evaluate the realizability of acquisition-related intangible assets at each balance sheet date based upon the expectations of non-discounted cash flows and operating income for each subsidiary or acquired business having a material acquisition-related intangible asset balance. Based upon its analyses in 1996, the Company concluded that no impairment to acquisition related assets had occurred as of December 31, 1996. For the year ended December 31, 1995, the Company recorded a charge to write-down acquisition-related intangible assets by $500,000 which is included in the write-down of assets and other charges in the 1995 Consolidated Statement of Operations.


Fair Value of  Financial Instruments:

         Statement of Financial Accounting Standards SFAS No. 107 "Disclosure About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged into a current transaction between willing parties. Cash and cash equivalents, accounts receivable, notes payable, debt, obligations under capital leases, and accounts payable, reported in the Consolidated Balance Sheets equal or approximate fair values.


  Income Taxes:

         The Company follows the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Significantly for the Company, the standard requires that the benefit of certain loss carryforwards be estimated and recorded as an asset unless it is more likely than not that the benefit will not be realized. From January 1, 1994 through September 30, 1995, the Company recorded a full valuation allowance against the net deferred tax assets related primarily to net operating loss carryforwards due to the uncertainty of their realization. Since the fourth quarter of 1995, the acquisitions completed and the earnings generated from operations have given the Company the basis to believe it is more likely than not that the results of future operations have generated, and will continue to generate, sufficient taxable income to realize the deferred tax asset. As a result, the Company reduced the valuation allowance recorded against previous years' net operating loss carryforwards and recorded a net deferred tax asset of $2,933,000 and $1,650,000 at December 31, 1996 and 1995, respectively, with a corresponding deferred tax benefit realized of $1,283,000 and $1,650,000 for the years ended December 31, 1996 and 1995, respectively (See Note 7).


  Accounting for Stock Based Compensation:

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation." This statement requires companies to make pro forma disclosures in a footnote of net income as if the fair value based method of accounting for stock options, as defined in the statement, had been applied. The accounting requirements of this statement are effective for transactions entered into during 1995 and ensuing years. (See Note
13).

                        PHYSICIAN COMPUTER NETWORK, INC.

  Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Earnings/(Loss) Per Share:

         Earnings/(loss) per share is determined by dividing earnings/(loss) by the weighted average number of shares of Common Stock outstanding during the periods. For the year ended December 31, 1995 common stock equivalents and other dilutive securities were not included in the calculation as they were anti-dilutive on the loss per share. For the years ended December 31, 1996 and 1994, the assumed exercise of dilutive stock options and warrants have been included in the calculation of earnings per share.


3.       Acquisitions, Restructuring and Other Charges

         On September 10, 1996, the Company acquired Wismer-Martin, a provider of practice management systems and healthcare information systems located in Mead, Washington, pursuant to a merger agreement, for: (i) $1,980,000 in cash;
(ii) 935,000 shares of PCN Common Stock valued at $9,365,895; and (iii) the assumption of $4,733,154 in liabilities.

         On July 2, 1996, pursuant to an asset purchase agreement, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. for: (i) $9,200,000 in cash; and (ii) the assumption of $4,130,526 in liabilities and cancellation of debt owed by CTI to PCN.

         On October 27, 1995, the Company acquired all of the issued and outstanding capital stock of Versyss, a private company, pursuant to a merger agreement, for $12,333,000 in cash and $11,750,000 in the form of a two year promissory note bearing interest at the rate of 11% per annum issued by Versyss, as the surviving corporation of the merger, to the Versyss Liquidating Trust, a liquidating trust formed for the benefit of the former shareholders of Versyss. In addition, the Company assumed Versyss liabilities aggregating $45,797,000 consisting of $14,367,000 in debt, $14,169,000 in deferred maintenance revenue, and $17,261,000 in accrued expenses derived from operations. Versyss, based in Needham Heights, MA, develops and sells practice management software products and related equipment, service and support as well as provides integrated information systems to certain industries other than health care.

         On April 24, 1995, PMSC, a newly formed, wholly-owned subsidiary of the Company, acquired substantially all of the assets of the PMS Business for $2,861,003 in cash and $2,000,000 in the form of a one year promissory note from PMSC to Practice Management Systems, Inc. ("PMSI"), the sellers of the PMS Business, bearing interest at a rate of 10% per annum. In addition, the Company assumed certain liabilities of the PMS Business, primarily related to software support and hardware maintenance agreements, in the aggregate amount of $3,009,163. The PMS Business, founded in 1983 in Needham, MA, provides practice management software and systems support services to physicians, medical clinics and other medical service providers.

                        PHYSICIAN COMPUTER NETWORK, INC.

         On November 15, 1994, the Company acquired the Acclaim software, maintenance and support business from Sentient, a private company, for $600,000 in cash and a one year promissory note in the aggregate principal amount of $600,000, bearing interest at a rate of 8% per annum. In addition, the Company assumed certain liabilities related to performance obligations under software maintenance and support agreements entered into with, and prepaid by, physician users of the Acclaim system. The fair value of the liabilities assumed was $563,000. Due to the nature of the assets acquired, $1,500,000 of the $1,763,000 purchase price was allocated to intangible assets, consisting of the customer list, the software products, and goodwill and is being amortized over a period of one to fifteen years.

         On March 11, 1994, the Company acquired substantially all of the assets of the DOM/2 Business from IBAX Healthcare Systems, a partnership owned by IBM Corporation and Baxter Healthcare Corporation, for $1,024,000 in cash and the assumption of $976,000 of certain liabilities related to performance obligations under prepaid software maintenance and support agreements. Such assets included, without limitation, the customer list, the maintenance and support agreements and the software utilized in the DOM/2 Business (the "DOM/2 Software"). Due to the nature of the assets acquired, the purchase price was allocated entirely to intangible assets, primarily for the customer list and goodwill, and is being amortized over a useful life of seven years.

         Had both the Acclaim Business and DOM/2 Business acquisitions been consummated on January 1, 1994, the Company's results of operations would not have been materially affected for the purpose of pro forma disclosures.

         The Wismer-Martin, CTI Business, Versyss, PMS, Acclaim, and DOM/2 transactions were accounted for by the purchase method of accounting and, consistent with the requirements of APB No. 16, the tangible assets acquired and liabilities assumed have been recorded at their fair values at the respective acquisition dates.

                        PHYSICIAN COMPUTER NETWORK, INC.

         The specific intangible assets acquired in the PMS, Versyss, CTI Business and Wismer-Martin transactions have been identified by and valued at their fair values, in certain cases with the help of an appraiser, at the acquisition dates. The consideration (including acquisition costs) and the allocations of purchase price are summarized by significant asset category below:

                                                                                                            CTI            Wismer-
                                                                          PMS            Versyss          Business         Martin
                                                                      -----------      -----------      -----------      -----------
Consideration:
  Cash .........................................................      $ 2,861,003      $12,333,000      $ 9,200,000      $ 1,980,000
  PCN Common Stock ............................................             --               --               --          9,365,895
  Notes payable ................................................        2,000,000       11,750,000             --               --
  Liabilities assumed ..........................................        3,009,163       45,797,000        4,130,526        4,733,154
  Legal and accounting costs ...................................           79,371          702,629          254,274          611,558
                                                                      -----------      -----------      -----------      -----------
       Total purchase price ....................................      $ 7,949,537      $70,582,629      $13,584,800      $16,690,607
                                                                      ===========      ===========      ===========      ===========

Allocation of Purchase Price:
  Tangible assets including receivables, inventories,
  and equipment ................................................      $ 2,206,150      $13,985,000      $ 2,054,572      $ 3,340,148
  Acquired technology in process ...............................             --         14,516,000             --               --
  Physician supplier base (amortized over seven years) .........          483,151             --               --               --
  Profit on support and update agreements (amortized
  over one year) ...............................................          123,785          852,602          107,000           85,000
  Acquired software products (amortized over three to
  five years) ..................................................          179,089        3,101,000             --            494,000
  Profit on future support and update agreements
  (amortized over three years to five years) ...................          267,750          820,281          599,000          537,000
  Other intangible assets (includes non-compete
  agreements, trade name and goodwill) (amortized over
  seven years to fifteen years) ................................        4,689,612       37,307,746       10,824,228       12,234,459
                                                                      -----------      -----------      -----------      -----------
        Total purchase price ...................................      $ 7,949,537      $70,582,629      $13,584,800      $16,690,607
                                                                      ===========      ===========      ===========      ===========

         The Consolidated Statement of Operations for the year ended December 31, 1996, includes the results of operations of the CTI Business from July 2, 1996 and Wismer-Martin from September 10, 1996. The Consolidated Statement of Operations for the year ended December 31, 1995, includes the results of operations of PMSC from April 24, 1995 and Versyss from October 27, 1995. The Company charged operations $14,516,000 in 1995 for the acquired technology in process cost. The acquired technology in process cost consists of the fair value of the software products under development at Versyss that had not achieved technological feasibility at the date of acquisition and had no alternative future use and was therefore charged against operations in the period of incurrence.

         The following unaudited pro forma financial information represents the combined results of operations of the Company, Wismer-Martin, CTI Business, Versyss, and PMSC as if the Wismer-Martin and CTI Business acquisitions had occurred as of January 1, 1995 and as if the Versyss and PMSC acquisitions had occurred as of January 1, 1994, after giving effect to certain financing transactions completed in the second and third quarters of 1996 and the first and third quarters of 1995 and certain other adjustments including the amortization of intangible assets and increased interest expense on debt related to the Versyss and PMSC acquisitions. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Wismer-Martin,

                        PHYSICIAN COMPUTER NETWORK, INC.

CTI Business, Versyss, and PMSC constituted a single entity during such periods nor does it represent a basis for assessing future performance. With the help of an appraiser, the Company allocated $14,516,000 of the purchase price of the Versyss acquisition to Acquired technology in the Consolidated Statements of Operations for the year ended December 31, 1995. This charge is non-recurring and unusual and, as it relates directly to the acquisition, is excluded from the unaudited pro forma consolidated results of operations.

                                                                              1996                  1995                   1994
                                                                              ----                  ----                   ----
Operating revenues .............................................         $ 106,827,191         $ 109,092,618          $  99,458,962
Net income (loss) before extraordinary item ....................         $  13,932,841         $    (909,284)         $  (7,706,759)
Loss per common share before extraordinary item ................         $         .24         $        (.02)         $        (.18)


         In the fourth quarter of 1995, after the completion of the Versyss acquisition, management completed a review of the Company's operations in conjunction with the newly acquired PMSC and Versyss operations and announced a restructuring plan (the "1995 Restructuring Plan") designed to eliminate duplicate administrative responsibilities, consolidate warehousing and distribution of the Company's products and streamline other core business in order to improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,922,450, for which no tax benefit was available, partially offset by a recovery of $850,000 from a change in estimated requirements previously charged against operations as part of the restructuring accrual recorded in 1993 (see below). The 1995 Restructuring Plan provision included $2,509,950 for lease termination costs (principally commencing in July 1996) and $1,412,500 for severance and other employee reduction-related costs. The 1995 Restructuring charges do not include additional costs associated with the consolidation of operations such as re-training, consulting, purchases of equipment and relocation of employees and equipment. These costs were charged to operations or capitalized, as appropriate, when incurred. The implementation of this plan commenced immediately and was substantially completed by the end of 1996. Since implementation of the 1995 Restructuring Plan, the 1995 accrual has decreased by $3,836,294 principally due to expenditures related to headcount reduction and lease termination costs from the consolidation and centralization of financial and administrative functions at the Company's corporate headquarters in Morris Plains, NJ, the centralization of purchasing, warehousing and order fulfillment at the Company's Torrance, CA service center and other functional downsizings.

1995 Restructuring Plan
-----------------------
1995 Provision and Balance at December 31, 1995 ...........................................................               $3,922,450
Cash outflows from reduction in workforce and lease termination costs .....................................                3,836,294
                                                                                                                          ----------
Balance at December 31, 1996 ..............................................................................               $   86,156
                                                                                                                          ==========

         In the fourth quarter of 1993, after completing the Calyx and Wallaby acquisitions, the Company implemented a restructuring plan (the "1993 Restructuring Plan") designed to reduce costs, improve operating efficiencies and increase shareholder value. The Company recorded a restructuring charge aggregating $3,165,000, for which no tax benefit was available, for the consolidation of offices and facilities, where appropriate, the centralization of administrative and overhead functions and certain other employee reduction-related costs. The charge included $1,770,000 for lease termination costs, $192,000 for the write-off of related equipment and leasehold improvements, $210,000 for office relocation and consolidation costs, and $993,000 for severance and other employee-related costs. The Company anticipated that efficiencies related to the restructuring, primarily in the form of reduced facility and labor-related costs, would be phased in by the end of 1995. Since implementation of the 1993

                        PHYSICIAN COMPUTER NETWORK, INC.

Restructuring Plan, the 1993 accrual has been decreased fully by $3,165,000, of which $2,315,000 was principally due to expenditures related to the lease termination and consolidation of the Company's corporate headquarters in Mahwah, New Jersey in 1994 and the resultant centralization of certain financial and sales administrative functions previously performed at the Brookfield, Wisconsin location. The table below summarizes the activity of the 1993 Restructuring
Plan:

1993 Restructuring Plan
-----------------------
1993 Provision .............................................................................................              $3,165,000
1994 Activity:
  Reduction in workforce, lease termination costs and
   other cash outflows .....................................................................................                 975,000
  Write-off of equipment and leasehold improvements ........................................................                 165,000
                                                                                                                          ----------
Balance at December 31, 1994 ...............................................................................               2,025,000
1995 Activity:
 Reduction in workforce, lease termination costs and
   other cash outflows .....................................................................................                 572,000
  Additional write-off of equipment and leasehold improvements .............................................                  27,000
  Non-cash recovery from change in estimated requirements ..................................................                 850,000
                                                                                                                          ----------
Balance at December 31, 1995  ..............................................................................                 576,000
1996 Activity:
   Reduction in workforce, lease termination costs and other cash outflows .................................                 576,000
                                                                                                                          ----------
Balance at December 31, 1996 ...............................................................................              $     --
                                                                                                                          ==========

                        PHYSICIAN COMPUTER NETWORK, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


4.       Inventories

         Inventories were as follows:


                                                  December 31,     December 31,
                                                     1996             1995
                                                  ----------       ----------
Computer hardware and peripherals ............    $3,377,694       $3,120,969
Customer maintenance parts ...................     2,420,459        1,477,985
                                                  ----------       ----------
                                                  $5,798,153       $4,598,954
                                                  ==========       ==========


5.       Property and Equipment, Net


                                                  December 31,     December 31,
                                                     1996             1995
                                                  ----------       ----------
Land .......................................   $    146,000      $    266,000
Building and Building Improvements .........      1,337,059           585,000
Computer equipment .........................     18,072,525        15,761,541
Furniture and fixtures .....................        938,297           683,512
Leasehold improvements .....................        713,107           605,989
Equipment under capital lease ..............      1,098,362         1,072,857
                                               ------------      ------------
                                                 22,305,350        18,974,899
Less: accumulated depreciation and
  amortization .............................    (16,071,055)      (14,998,704)
                                               ============      ============
                                               $  6,234,295      $  3,976,195
                                               ============      ============

         Accumulated amortization in connection with equipment under capital leases amounted to approximately $760,000 and $715,000 as of December 31, 1996 and 1995, respectively.

                        PHYSICIAN COMPUTER NETWORK, INC.

6.       HealthPoint Joint Venture

         In January 1996, the Company and Glaxo Wellcome, through wholly- owned subsidiaries, formed HealthPoint, a joint venture partnership, to design and market clinical information technology products and services. These products and services are expected to consist of computerized patient records software products, clinical network capabilities and data analysis. Healthpoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and will operate independently of the parent companies. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, will oversee the venture's operations. The Company has agreed to, generally, use its best efforts to exclusively distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of December 31, 1996, the Company had contributed approximately $4.8 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will generally be allocated equally between the partners.

         Summarized financial information for the Company's investment in HealthPoint, which is accounted for under the equity method of accounting, for the year ended and as of December 31, 1996 is as follows:


          HealthPoint G.P.
          ----------------
          Net sales ...............................      $    832,076
          Gross profit ............................           538,863
          Net loss ................................      $(17,903,303)
                                                         ============
          PCN's share of  net loss, net
          of income tax benefit ...................      $ (2,167,180)
                                                         ============

          Current assets ..........................      $  5,389,630
          Noncurrent assets .......................         2,832,602
                                                         ------------
          Total assets ............................      $  8,222,232
                                                         ============

          Current liabilities .....................      $  2,959,535
          Equity ..................................         5,262,697
                                                         ============
          Total liabilities and equity ............      $  8,222,232
                                                         ============

Purchases by the Company from HealthPoint were considered immaterial for the year ended December 31, 1996.

                        PHYSICIAN COMPUTER NETWORK, INC.

7.       Income Taxes

         Income tax expense (benefit) for each year is summarized as follows:

                                                           1996           1995           1994
                                                       -----------    -----------    -----------
Current:
  Federal ..........................................   $ 4,638,000    $   150,000    $    53,000
  State ............................................     1,462,999         81,000         49,320
                                                       -----------    -----------    -----------
                                                         6,100,999        231,000        102,320
                                                       -----------    -----------    -----------
Deferred:
  Federal ..........................................    (1,091,000)    (1,450,000)          --
  State ............................................      (192,000)      (200,000)          --
                                                       -----------    -----------    -----------
                                                        (1,283,000)    (1,650,000)          --
                                                       -----------    -----------    -----------
Total income tax expense (benefit) .................   $ 4,817,999    $(1,419,000)   $   102,320
                                                       ===========    ===========    ===========

         The income tax expense (benefit) differs from applying the federal income tax rate of 35% for fiscal years 1996 and 1995 (34% for fiscal year 1994) to income (loss) before income tax expense (benefit), loss on equity investment and extraordinary item due to the following:

                                                           1996           1995           1994
                                                       -----------    -----------    -----------
Tax expense (benefit) at statutory rate ............   $ 8,064,499    $(4,522,000)   $   459,000
Change in beginning-of-the-year balance of the
  valuation allowance for deferred tax assets
  allocated to income tax expense ..................    (6,377,660)    (2,607,000)    (1,042,680)
Amortization of goodwill and acquired  technology in
  process ..........................................     2,292,300      5,806,000        612,000
Adjustment for deferred tax assets and liabilities
  for enacted changes in tax laws and rates ........          --          614,000           --
State income tax, net of federal benefit ...........       838,860       (710,000)        74,000
                                                       -----------    -----------    -----------
                                                       $ 4,817,999    $(1,419,000)   $   102,320
                                                       ===========    ===========    ===========

                        PHYSICIAN COMPUTER NETWORK, INC.

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1996 and December 31, 1995 are as follows:

                                                December 31,        December 31,
                                                    1996                1995
                                                ------------       ------------
Deferred Tax Assets:
   Net operating loss ....................      $ 26,411,000       $ 30,295,000
   Restructuring provisions ..............           983,000          7,320,000
  Operating accruals .....................         3,611,800          5,194,000
  Allowance for doubtful accounts ........         1,371,000          1,087,000
  Depreciation and amortization ..........         1,152,000          1,126,000
  Tax credits ............................           489,000            186,000
  Valuation allowance ....................       (31,085,000)       (42,538,000)
                                                ------------       ------------
                                                   2,933,000          2,670,000
Deferred Tax Liabilities:
  Software Maintenance Income ............              --               37,000
   Amortization ..........................              --              983,000
                                                ------------       ------------
Net Deferred Tax Asset ...................      $  2,933,000       $  1,650,000
                                                ============       ============

         A provision for current income taxes was recorded for the years ended December 31, 1995 and 1994 of $231,000 and $102,000, respectively, to satisfy Federal Alternative Minimum Tax and certain state income tax obligations. During 1996, the deferred tax asset valuation allowance decreased by $11,453,000 due primarily to payment of restructuring costs, operating accruals and other temporary differences, and the Company's estimate of its ability to utilize net operating losses in the future. Any reduction of the valuation allowance attributable to net operating loss carryforwards from Versyss and Wismer-Martin of $15,000,000 and $4,500,000, respectively, will be treated as a reduction of intangible assets. In 1996, the reduction to intangible assets was $3,550,000.

         At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $66,000,000 which expire in 1999 through 2009. This includes approximately $15,000,000 of net operating loss carryforwards from Versyss and $4,500,000 from Wismer-Martin which are subject to separate return limitation year ("SRLY") rules. The Company believes it has previously experienced ownership changes, which under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), have resulted in a significant annual limitation on the Company's ability to utilize its net operating losses in the future. As a result, the Company is limited each year as to the amount of pre-ownership change net operating losses that can be utilized. However, it is the opinion of management that the losses will be fully utilized prior to expiration of the rollforward period.

                        PHYSICIAN COMPUTER NETWORK, INC.

8.       Notes Payable and Long-Term Debt

                                                                                  December 31,         December 31,
                                                                                     1996                 1995
                                                                                  -----------          -----------
Term indebtedness payable to Versyss Liquidating Trust due annually in
October 1996 and 1997 at 11% (See Note 3) .....................................   $5,875,000           $11,750,000

Convertible subordinated note payable to Equifax, Inc. due February
2000  at 6% (see Notes 2, 12, and 13) .........................................          --             10,000,000

Subordinated term notes due monthly March 1995 through February 2001 at
8% assumed from Versyss acquisition (See Note 3) ..............................    1,611,747             2,004,000

Term indebtedness payable to PMSI due April 1996 at 10% (See Note 3) ..........          --              2,000,000

Term  indebtedness  payable to IBM due  October  1997 at prime plus 2.5%
(10.75% at December 31, 1996) assumed from Versyss acquisition (See Note 3) ...    1,500,000             1,500,000

Debt portion of Equifax Marketing Agreement (See Note 12) .....................    3,878,466                   --

Mortgage   payable  to  U.S.   Bancorp   Mortgage   Company  in  monthly
installments  of $4,536,  including  interest  at 3.0% over the  average discount rate of 26-week U.S. Treasury bills adjusted  semi-annually (9%
at December 31, 1996), maturing in November, 1998
assumed from Wismer-Martin acquisition (See Note 3) ...........................      397,003                   --

Note payable to the Greater Spokane Business Development Association and
the Small Business  Administration  in monthly  installments  of $4,162, including interest at 9.896%, maturing in October, 2008 assumed from
Wismer-Martin acquisition (See Note 3) ........................................      330,176                   --

Subordinated term notes due annually July 1998 at 9.0% assumed from
Wismer-Martin acquisition (See Note 3) ........................................       10,694                   --

Term indebtedness payable to non-employee Wallaby selling stockholders,
due January 1996 at 7% ........................................................          --                750,000

Other .........................................................................      156,963               100,160
                                                                                  ----------           -----------
                                                                                  13,760,049            28,104,160
Less: notes payable-current ...................................................    7,934,518             9,080,000
                                                                                  ----------           -----------
                                                                                   5,825,531            19,024,160
Less: current portion of long-term debt .......................................    1,153,413               100,160
                                                                                  ----------           -----------
Long-term debt ................................................................   $4,672,118           $18,924,000
                                                                                  ==========           ===========

Long-term debt, related party:
Term indebtedness payable to Wallaby selling stockholders employed at
the Company, due January 1996 at 7% ...........................................          --            $    750,000
                                                                                  ----------           -----------
                                                                                         --                 750,000

Less: current portion of long-term debt, related party ........................          --                 750,000
                                                                                  ----------           -----------
Long-term debt, related party .................................................          --            $        --
                                                                                  ==========           ===========

                        PHYSICIAN COMPUTER NETWORK, INC.

         In January 1996, the Company and Equifax EDI amended and restated their exclusive marketing agreement signed on January 25, 1995. The amended and restated agreement obligated the Company to pay $125,000 per month to Equifax EDI (now NDC) over a period of four years. The obligation was recorded at the net present value of the payments discounted at 11.5% per annum (See Note 12).

          In September 1996, from the Wismer-Martin acquisition, the Company assumed $401,608 in mortgage payable to U.S. Bancorp Mortgage Company. The mortgage payable is collateralized by a deed of trust on Wismer-Martin's headquarters, land and building. Also assumed from the acquisition was a note payable for $333,812 to the Greater Spokane Business Development Association and the Small Business Administration. This note payable is collateralized by substantially all of Wismer-Martin's property, plant and equipment, subordinated to the first position of U.S. Bancorp Mortgage Company.

        In conjunction with the acquisition of Versyss on October 27, 1995, the Company issued a two year promissory note for $11,750,000 payable to Versyss Liquidating Trust, a liquidating trust formed for the benefit of the former shareholders of Versyss, in equal annual installments at an interest rate of 11%. The first installment of $5,875,000 of term indebtedness to Versyss Liquidating Trust was paid on October 29, 1996. Also, the Company assumed subordinated notes payable to a former landlord that were part of settlement claims for damages alleged in connection with lease defaults. The notes which are secured by a second security interest in substantially all of Versyss' assets have an aggregate outstanding balance of approximately $1,611,747 at December 31, 1996 and are being paid in equal monthly installments of principal and interest (at 8% per year). Along with the subordinated lease settlement notes, the Company also assumed $1,500,000 in notes payable to a supplier for funds advanced to Versyss to finance inventory purchases. The notes are secured by a purchase money security interest in such inventory acquired from the supplier and by a second lien on such accounts receivable derived from sales of inventory purchased from the supplier. Principal is payable upon maturity of the notes in 1997 and interest is due annually at a rate of prime plus 2.5%. Principal will be forgiven, and a credit against payments provided, according to provisions of the supply agreement if the Company exceeds certain annual purchase requirements with the supplier.

        On February 15, 1995, Equifax Inc. ("Equifax") made an investment in the Company through the purchase of a $10,000,000 principal amount five year convertible subordinated promissory note (the "Equifax Note"). The Equifax Note, which bore interest at a rate of 6% per annum, payable quarterly, was convertible into shares of the Company's common stock at a conversion price of $5.175 per share. On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering (See Note 13).

        As part of the terms of the acquisition of the PMS Business on April 24, 1995, the Company issued a $2,000,000 one year promissory note to the sellers of the PMS Business which bore interest at 10% per year. The term indebtedness to PMSI was paid in full on April 24, 1996.

         Three of the previous Wallaby stockholders were employees of the Company. As such, a total of $750,000 of the indebtedness to Wallaby selling shareholders referred to in the table above was due to these individuals at December 31, 1995 and has been included as related party debt. On January 2, 1996, the Company paid the $750,000 of indebtedness outstanding at December 31, 1995.

         On January 3, 1995, pursuant to a debt refinancing (the "1995 Debt Refinancing"), the Company issued Mr. Jeffry M. Picower, the largest shareholder and Chairman of the Board of Directors of the Company ("the Investor"), a $16,050,000 principal amount promissory note (the "1995 Investor Note") in

                        PHYSICIAN COMPUTER NETWORK, INC.

exchange for $3,210,000 in cash and the cancellation of a $12,000,000 principal amount promissory note dated December 31, 1993, together with all $840,000 of interest accrued thereon through January 3, 1995. The Company used the $3,210,000 of cash proceeds it received from the Investor upon the issuance of the 1995 Investor Note to repay all $3,210,000 in principal and accrued interest due and payable on certain of the promissory notes issued to Wallaby selling stockholders on January 3, 1995. The 1995 Investor Note which bore interest at a rate of 12.5% per annum from January 3, 1995, was due and payable on January 2, 1996 and was mandatorily prepayable out of the proceeds of the February 15, 1995, offering (the "February 1995 Offering") completed by the Company pursuant to which the Company sold 6,250,000 shares of its common stock at a price of $4.00 per share (see Note 13). Upon completion of the February 1995 Offering, the Company received net proceeds of approximately $22,300,000 of which $16,050,000 was used to repay the 1995 Investor Note. As a result of the early extinguishment of the 1995 Investor Note, the Company recorded an extraordinary loss of $180,000 for the year ended December 31, 1995.

         The annual aggregate maturities of long-term debt at December 31, 1996 are as follows:

Fiscal year ending December 31,
  1997 ...................................................           $ 9,087,931
  1998 ...................................................             1,692,921
  1999 ...................................................             1,829,990
  2000 ...................................................               530,454
  2001 ...................................................                82,189
  Thereafter .............................................               536,564
                                                                     -----------
                                                                     $13,760,049
                                                                     ===========

9.       Leasing Transactions

         Future minimum lease payments under all leases with initial or remaining non-cancelable lease terms, in excess of one year at December 31, 1996, are as follows:

                                                         Capital      Operating
                                                          Leases        Leases
                                                       -----------   -----------
Fiscal year ending December 31,
  1997 .............................................   $   383,158   $ 3,660,418
  1998 .............................................       486,147     3,190,522
  1999 .............................................       154,632     3,094,931
  2000 .............................................        45,020     2,956,436
  2001 .............................................          --       3,008,418
  Thereafter .......................................          --       3,461,055
                                                       -----------   -----------
Total minimum lease payments .......................     1,068,957   $19,371,780
                                                                     ===========
Less: amount representing interest .................       167,078
                                                       -----------
Present value of future net minimum
  lease payments ...................................       901,879
Less: current portion of obligations
  under capital lease ..............................       289,229
                                                       -----------
Capital lease obligations, net of current portion ..   $   612,650
                                                       ===========

         Rent expense, net of certain lease costs accrued as part of the 1995 Restructuring charge (See Note 3), for the years ended December 31, 1996, 1995 and 1994 was approximately, $1,807,000, $1,209,000 and $554,000, respectively.

                        PHYSICIAN COMPUTER NETWORK, INC.

         On December 6, 1994, the Company entered into an agreement with Monroe Systems For Business, Inc., a company wholly-owned by the Investor, to sublease 44,725 square feet of office space, for a term of ten years, at 1200 The American Road, Morris Plains, New Jersey, to serve as the Company's corporate headquarters and executive offices. The monthly base rent for such space was initially $44,352, escalating to $59,260 in 2003. The Company believes that the terms of such lease were no less favorable than a lease that could have been obtained by the Company from an unrelated third party in a transaction negotiated on an arm's-length basis. On September 1, 1996, the Company amended its agreement with Monroe Systems For Business, Inc., to sublease 14,170 square feet of additional office space at 1200 The American Road, Morris Plains, New Jersey. The provisions of the amended lease requires the Company to make lease payments of $73,257 per month increasing to $78,165 per month in March 1997, and every other year thereafter an additional $1.00 per square foot per year.

         In June 1990, the Company entered into an operating lease for office space in Laurence Harbor, New Jersey. The provisions of the lease required the Company to make lease payments of $49,596 per month increasing to $52,351 per month in June 1994, plus its proportionate share of certain other costs. Beginning in June 1992, PCN's monthly lease payments increased from $41,330 to $49,596. In April 1994, following notice to its landlord, the Company vacated the space subject to this lease. On November 21, 1994, an action was filed by Aon Reinsurance, Inc., the lessor of such space. The plaintiff alleged that the Company had defaulted in its obligations under its lease of the premises in question and sought $1,600,000 of rent and approximately $700,000 of other charges and damages through the end of the term of the lease on December 29, 1996. On October 17, 1996, the Company settled its litigation with Aon Reinsurance, Inc. for $1,500,000.

         In conjunction with the acquisitions of the PMS Business , Versyss, CTI
Business,   and  Wismer  -Martin,  the  Company  assumed  operating  leases  for facilities and equipment.


10.      Revenues

         Revenues for the years ended December 31, 1996, 1995, and 1994 consist of the following:

                                        December 31,  December 31,  December 31,
                                           1996           1995          1994
                                        -----------   -----------   -----------
Software license fees ...............   $29,396,612   $15,450,897   $ 6,302,181
Hardware revenue ....................    25,301,761     9,721,559     2,592,713
Maintenance, communication fees
  and other:
   Software support and
  maintenance fees ..................    21,015,952     8,823,507     4,507,388
   Hardware maintenance .............    15,461,911     3,508,552          --
   Communication fees and other .....     4,621,256     4,300,827     7,101,524
                                        -----------   -----------   -----------
Total maintenance,
  communication fees and other ......    41,099,119    16,632,886    11,608,912
                                        -----------   -----------   -----------
Total revenues ......................   $95,797,492   $41,805,342   $20,503,806
                                        ===========   ===========   ===========

        For the years ended December 31, 1996, 1995 and 1994, multi-copy sales transactions were entered into with resellers of PCN Health Network software products for aggregate amounts of $10,787,000, $4,521,000 and $1,000,000, respectively. Such transactions are typically characterized by granting these resellers an inventory of software licenses with initial credit terms extending up to 12

                        PHYSICIAN COMPUTER NETWORK, INC.

months. To the extent that payment terms are extended beyond 12 months, significant business risk may arise.

        Communication fees primarily include fees paid for communication links to the PCN Health Network Information System and to acquired practice management software systems by clinical laboratories, insurance companies, claims clearinghouses and hospitals.


11.      Transactions with Related Parties

         On August 2, 1995, the Company entered into a binding financing agreement with the Investor, in order to guarantee the availability of financing for the acquisition of Versyss (See Note 3). Subsequent to that time, management determined it was likely that the Company would be able to obtain financing on terms more favorable to the Company. Therefore, the Company asked the Investor to terminate the financing agreement, allowing the Company to pursue that financing. The Investor agreed to do so and, accordingly, the financing agreement was terminated. In connection therewith, the Investor purchased from the Company, for $1,500,000, a warrant to purchase, in a single transaction, 5,000,000 shares of common stock for an aggregate exercise price of $25,000,000 (See Note 13). The proceeds from such warrant were determined to be within the range of fair value, as determined by an investment banker, and thereby resulted in no expense charge in the Consolidated Statement of Operations.

         On December 6, 1994, the Company entered into an agreement with Monroe Systems For Business, Inc., a company wholly-owned by the Investor, to sublease 44,725 square feet of office space, for a term of ten years, at 1200 The American Road, Morris Plains, New Jersey, to serve as the Company's corporate headquarters and executive offices. The monthly base rent for such space was initially $44,352, escalating to $59,260 in 2003. The Company believes that the terms of such lease were no less favorable than a lease that could have been obtained by the Company from an unrelated third party in a transaction negotiated on an arm's-length basis. On September 1, 1996, the Company amended its agreement with Monroe Systems For Business, Inc., to sublease 14,170 square feet of additional office space at 1200 The American Road, Morris Plains, New Jersey. The provisions of the amended lease requires the Company to make lease payments of $73,257 per month increasing to $78,165 per month in March 1997, and every other year thereafter an additional $1.00 per square foot per year.

         In September  1993, the Company  entered into an agreement with Richard
B. Kelsky, a member of the Company's Board of Directors, for Richard Kelsky to provide consulting services to the Company for a monthly fee of $2,500. In February 1994, Richard Kelsky received warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.50 share (See Note 13).


12.      Commitments and Contingencies


 Employment Agreements:

         As of December 31, 1996, the Company has employment arrangements with several employees which provide for the continuation of salary and other compensation aggregating approximately $777,000. Upon certain events of termination, varying amounts of severance would be due under these arrangements.

                        PHYSICIAN COMPUTER NETWORK, INC.

 Access Agreements:

         The Company had a co-marketing agreement with a wholly-owned subsidiary of a national association of voluntary hospitals (the "Association") to market the Company's network to the Association's member hospitals and their respective attending physicians. The Company receives an annual fee of $10,000 from each contracting member hospital plus an annual fee for each physician who enrolls in the network.

         At December 31, 1996, 1995 and 1994, the Company had agreements with certain national clinical reference laboratories (the "Laboratories") to establish communication links with physicians to enable the Laboratories to provide clinical laboratory information to and receive such information from physicians electronically, and to enable the Laboratories to print their requisition forms containing patient information and insurance information (where applicable) in certain of the physician's offices. Under the agreements, the Laboratories will pay PCN a variable access fee per year for each physician's site at which the clinical laboratory software, developed and owned by PCN, has been installed and is operational.

         On January 25, 1995, the Company entered into an Exclusive Marketing Agreement (the "Marketing Agreement") with Equifax EDI, an "all payer" electronic claims clearinghouse and a wholly owned subsidiary of Equifax, to establish "PCN Link", a communication link between Equifax EDI and users of the Company's practice management software products. Pursuant to the Marketing Agreement, the Company agreed to generally promote Equifax EDI to users of the Company's practice management software products as the exclusive provider of electronic data interchange services, including claims processing and electronic eligibility and credit and check authorization. During the term of the Marketing Agreement, Equifax EDI agreed to make its electronic data interchange services available to the Company's physician practice customers and to pay to the Company an agreed upon percentage of the gross revenues earned by Equifax EDI for providing such services to users of the Company's practice management software products. The Marketing Agreement also called for Equifax EDI to collect and store the clinical data of the Company's customers that flows through its system, thereby providing the Company with a readily available source of data which it could retrieve.

         On January 12, 1996, the Company and Equifax entered into an amended and restated Marketing Agreement which, among other things, limited the exclusive coverage of the services provided by Equifax EDI to claims submission and related services, on-line eligibility and benefit inquiries for indemnity plans, credit card and check guarantee and verification services and electronic remittance services. In connection with such amendment, which has an initial term of four years, the Company agreed to share with Equifax EDI certain of the costs and expenses associated with the further development and enhancement of PCN Link. The Company will reimburse Equifax for one third of Equifax's development costs with respect to PCN Link up to $250,000 per year for four years. Further, the Company will pay to Equifax $125,000 per month for forty-eight months in order to offer, as a marketing incentive, introductory free service for one year, with certain limitations, to physician practices who subscribe to the services offered under the Marketing Agreement.

         During the third quarter of 1996, NDC acquired all of the outstanding capital stock of Equifax EDI. On September 3, 1996, the Company, Equifax EDI, Equifax and NDC entered into an agreement whereby, among other things, the Company waived its right to terminate the Marketing Agreement, pursuant to its terms, as a result of the change of control of Equifax EDI, and received cash consideration. The acquisition of Equifax EDI by NDC will not result in any changes to the Marketing Agreement except that the Company and NDC agreed that PCN may, in its sole unrestricted discretion, terminate the Marketing Agreement, on not less than ninety days written notice, at any time on or after July 1, 1997.

                        PHYSICIAN COMPUTER NETWORK, INC.

13.      Shareholders' Equity

 Public Offerings:

         The Company received net proceeds of approximately $22,339,958 from the February 1995 Offering of which $16,050,000 was used to repay the principal amount of outstanding indebtedness, a substantial majority of which indebtedness was incurred to finance previous acquisitions. The balance of the net proceeds of the February 1995 Offering were used to fund the acquisition of the PMS Business and for general corporate purposes. Contemporaneously with the completion of the February 1995 Offering, Equifax made an investment in the Company through the purchase of the $10,000,000 principal amount Equifax Note, a five year convertible subordinated promissory note of the Company, bearing interest at a rate of 6% per annum, payable quarterly (See Note 8). The Equifax Note was convertible into shares of Common Stock at a conversion price of $5.175 (subject to certain conditions and adjustment, including, without limitation, in the event that shares of Common Stock are issued by the Company at a price which is lower than the conversion price).

         On May 10, 1996, the Company completed the public offering of 5,600,000 shares of its Common Stock for $10 per share and, on May 24, 1996, issued an additional 840,000 shares for $10 per share upon the exercise in full of the underwriters over-allotment option (the "1996 Public Offering"). Included within the shares of Common Stock sold pursuant to the 1996 Public Offering, were 1,932,217 shares issued by the Company to Equifax upon the conversion in full of the Equifax Note. As a result of the sale by the Company of the remaining 4,507,783 shares sold as part of the 1996 Public Offering, the Company received net proceeds of approximately $41 million.

 Placement of Securities:

         On October 20, 1995, the Company completed a placement of securities pursuant to Regulation S of the Securities Act of 1933. In connection with such placement, the Company received net proceeds of $24,689,326 through the issuance of 1,902,748 shares of its common stock and 18,500 shares of its Series A non-dividend paying convertible preferred stock. The preferred stock, which was issued at $1,000 per share was, at the option of the holder, convertible after 60 days into shares of common stock at a conversion price of approximately 85% of the market price of the common stock on the date of conversion. The minimum and maximum conversion prices are $3.00 and $7.00, respectively, and are automatically convertible in two years. During the years ended December 31, 1996 and 1995, 14,750 and 2,750 shares, respectively, of the Series A non-dividend paying convertible preferred stock issued pursuant to such offering were converted into 2,107,136 and 401,899 shares, respectively, of Common Stock.

         On September 10, 1996, as part of the acquisition of Wismer-Martin, the Company issued 935,000 shares of its Common Stock at a price of $10.017 (See
Note 3).

  Other Significant Shareholders' Equity Transactions:

         Effective December 30, 1993, the Company entered into an agreement with IBM Credit Corporation ("ICC") whereby ICC: (i) terminated the warrant it held entitling ICC to purchase 674,280 shares of Common Stock at a price of $2.50 per share; (ii) converted the 15,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") held by ICC into 2,083,333 shares of Common Stock and surrendered its right to cash payment of previously accrued dividends of the Series A Preferred Stock in accordance with the terms of the Series A Preferred Stock; (iii) terminated the financing agreement it had entered into with the Company in 1989 (as modified, the "Restructured

                        PHYSICIAN COMPUTER NETWORK, INC.

Lease"); (iv) released liens on the assets of the Company securing the Restructured Lease created pursuant to a security agreement; (v) transferred title to the Company for the equipment which was the subject of the Restructured Lease; and (vi) released a lien on 1,306,000 shares of Common Stock owned by an officer of the Company pursuant to a pledge agreement.

         In consideration for the above, the Company: (x) issued to ICC (A) 1,716,667 shares of Common Stock and (B) a warrant convertible at no consideration into 775,000 shares of Common Stock; and (y) paid ICC $4,000,000 in cash and assumed certain obligations. Pursuant to the agreement dated December 30, 1993, the Company has an option to purchase from ICC up to 2,325,000 shares of Common Stock at a price of $4.75 per share on or prior to April 1, 1997. Further, ICC agreed that, prior to the earlier to occur of March 31, 1995 or six months following the consummation by the Company of a public offering of the Common Stock, ICC would not sell or transfer any shares of Common Stock held by ICC. The Company has agreed to repurchase 2,325,000 shares of its Common Stock from ICC at a price of $4.60 per share on or before March 31, 1997.

 Stock Options:

         At December 31, 1996 and 1995, the Company had reserved, 7,172,930 and 6,194,865 shares of Common Stock, respectively, for issuance upon exercise of stock options issued to Directors, officers, employees of the Company as well as to independent value-added resellers of the Company's practice management software products.

         1989 Incentive and  Non-Incentive  Stock Option Plan (the "1989 Plan"):
Under the 1989 Plan, as amended, 167,000 shares of Common Stock are reserved for issuance upon exercise of options granted thereunder. Incentive stock options may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant with respect to incentive stock options (110% of fair market value in the case of incentive stock options granted to any person who, at the time the incentive stock option is granted, owns (or is considered as owning within the meaning of Section 425(d) of the IRC) stock possessing more than 10% of the total combined voting powers of all classes of stock of the Company or any subsidiary ("10% Owner"), and at least 85% of the fair market value of the Common Stock on the date of grant with respect to non-incentive stock options. In addition to selecting the optionees, the Compensation Committee determines the number of shares of Common Stock subject to each option, the term of each non-incentive stock option, the time or times when the non-incentive stock option becomes exercisable, though, pursuant to resolution of the Company's Board of Directors (the "Board"), no option granted after April 7, 1992 may be exercisable within six months of the date of grant, and otherwise administers the 1989 Plan. Incentive stock options are granted for a term of five years; those granted prior to April 30, 1989 may be exercised by their respective holders two months after the date of grant, while incentive stock options granted thereafter are exercisable cumulatively at the rate of 50% per year commencing one year from the date of grant. Generally, options granted under the 1989 Plan prior to April 1992 expire six months after the holder's separation from service with the Company. The 1989 Plan terminates on March 31, 1999.

         1990 Incentive and  Non-Incentive  Stock Option Plan (the "1990 Plan"):
Under the 1990 Plan, 167,000 shares of Common Stock are reserved for issuance upon exercise of options granted thereunder. Incentive stock options may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Compensation Committee determines will assist the Company's business endeavors, at exercise prices equal to at least 100% of the fair market value of the Common Stock on the date of grant with respect to incentive stock options (110% of fair market value in the case of incentive stock options granted to any person who, at the time the incentive stock option is

                        PHYSICIAN COMPUTER NETWORK, INC.

granted, is a 10% Owner), and at least 50% of the fair market value of the Common Stock on the date of grant with respect to non-incentive stock options. In addition to selecting the optionees, the Compensation Committee determines the number of shares of Common Stock subject to each option, the term of each non-incentive stock option, the time or times when the non-incentive stock option becomes exercisable, though, pursuant to board resolution, no option granted after April 7, 1992 may be exercisable within six months of the date of grant, and otherwise administers the 1990 Plan. Incentive stock options are granted for a term of five years and are exercisable cumulatively at the rate of 50% per year commencing one year from the date of grant. Options expire six months from the date of the holder's termination of employment with the Company by reason of retirement at age 65, disability or death, or on the date of termination of employment for any other reason. The 1990 Plan terminates on March 26, 2000.

         Amended and Restated 1993 Incentive and Non-Incentive Stock Option Plan (the "Employee Plan"): The Employee Plan, as amended, reserves 3,300,000 shares of Common Stock for issuance upon exercise of options to be granted thereunder. Under the Employee Plan, incentive stock options qualifying under Section 422 of the IRC, may be granted to employees of the Company and/or any of its subsidiaries, and non-incentive stock options may be granted to employees, officers and directors and such other persons as the Compensation Committee appointed by the Board of Directors determines will assist the Company's business endeavors. Options to purchase more than 250,000 shares of Common Stock may not be awarded to any employee in any calendar year. The Compensation Committee selects the optionees and determines: (i) whether the respective option is to be a non-incentive stock option or an incentive stock option; (ii) the number of shares of Common Stock purchasable under the option; (iii) the exercise price, which cannot be less than 100% of the fair market value of the Common Stock on the date of grant (110% of fair market value in the case of incentive stock options granted to any person who, at the time the incentive stock option is granted, is a 10% Owner); (iv) the time or times when the option becomes exercisable; and (v) its duration, which may not exceed ten years from the date of grant (or five years for any incentive stock option granted to a 10% Owner). The Employee Plan terminates on July 13, 2003 (unless sooner terminated by the Board).

         Amended and Restated 1993 Non-Employee Directors Non-Incentive Stock Option Plan (the "Directors Plan"): The Directors Plan, as amended reserves 200,000 shares of Common Stock for issuance upon exercise of options to be granted thereunder. Under the Directors Plan, options can only be granted to a director of the Company who is not an employee nor an officer of the Company. Such options are non-incentive and are non-qualified under Section 422 of the IRC. The Directors Plan is administered by a special committee consisting of employee directors or officers. The committee has no authority to grant non-qualified stock options, as, immediately following the Directors Plan's effective date, options to purchase 10,000 shares of Common Stock were granted automatically to each non-employee director and will be granted on the next succeeding business day following a director's election or appointment to the Board of Directors. In addition to the initial option grants, non-qualified stock options to purchase 10,000 shares of Common Stock shall be granted automatically to each non-employee director on the third anniversary date of his initial option grant and every three years thereafter during the term of the Directors Plan. The Directors Plan terminates on July 13, 2003 (unless sooner terminated by the Board).

         Value Added Reseller Stock Option Plan (the "VAR Plan"): The VAR Plan reserves an aggregate of 3,500,000 shares of Common Stock for issuance upon the exercise of options to be granted thereunder. Under the VAR Plan, options can only be granted to independent resellers of the PCN Health Network Information System who are not also members of the Board of Directors, officers, or employees of the Company. The VAR Plan was adopted by the Board to provide incentives to the independent resellers of the Company to market the PCN Health Network Information System to current users of the Company's other practice management software products as well as others and became effective September 30, 1994. The VAR Plan is administered by a committee appointed by the Board consisting of no less than two individuals, and unless otherwise determined, includes the chief executive officer and chief financial

                        PHYSICIAN COMPUTER NETWORK, INC.

officer of the Company. Under the VAR Plan, independent resellers receive options based upon the product of: (i) 300; and (ii) the number of existing licensees of the Company's practice management software products in the independent reseller's installed base; or, for an independent reseller first becoming an independent reseller after September 30, 1994, the number of licenses of the Company's practice management software products in the general geographic region in which such new independent reseller conducts its business. Options are granted in total to each independent reseller on September 30, 1994 or on the effective date such independent reseller executes an independent reseller agreement with the Company. The exercise price of options granted under the VAR Plan is the market value of a share of Common Stock on the business day immediately preceding the date on which an option is granted. The terms of options granted under the VAR Plan may not exceed 10 years. Options vest based upon the number of licenses for the PCN Health Network Information System sold to existing customers of the Company (200 shares) and to new customers (100 shares) during the periods from September 30, 1994 to December 31, 1994, from January 1, 1995 to June 30, 1995 and from July 1, 1995 to December 31, 1995. In addition, options vest for an additional 50 shares for each license sold by the independent reseller during such periods in excess of the minimum performance standard set forth in the independent reseller's agreement with the Company. No option shall be granted pursuant to the VAR Plan after December 31, 1995, but options theretofore granted may extend beyond that date. No options pursuant to the VAR Plan were granted during 1996. All unvested options expired on January 1, 1996. Outstanding options under the VAR Plan were 1,193,400 at December 31, 1995 and 1994, respectively, of which 252,625 and 32,250 had vested, respectively. The Company recorded compensation expense of $130,000 in the fourth quarter of 1995 relating to options that vested for which the market value of the options on the vesting date exceeded the exercise price.

         During the year ended December 31, 1995, the Company canceled and replaced 666,000 stock options granted to employees of the Company and its subsidiaries under the Employee Plan with new options having the same vesting dates as the canceled options and having an exercise price of $4.00 per share. In addition, such replacement options deleted the provision contained in the canceled options which provided for an increase in the exercise price of any unexercised option at a rate of 15% per year. In addition, options to purchase an additional 317,000 shares of Common Stock at an exercise price of $4.00 per share were granted pursuant to the Employee Plan. The effect of this transaction is not included in the table below.

         On October 27, 1995, pursuant to the acquisition of Versyss, the Company granted to employees of Versyss options to purchase 483,000 shares at $6.50 per share of which 20% vested on date of grant with the remainder vesting over the next four years.

         During 1996, options to purchase an additional 550,000 shares of Common Stock at exercise prices ranging from $10.88 to $12.63 were granted pursuant to the Employee Plan. In addition, options to purchase an additional 50,000 shares of Common Stock at exercise prices ranging from $9.75 to $11.38 were granted pursuant to the Directors Plan.

                        PHYSICIAN COMPUTER NETWORK, INC.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans and, accordingly, cost for stock option plans and stock purchase plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                    1996              1995
                                               --------------    --------------
Net income (loss) - as reported ...........    $   16,056,246    $  (11,680,187)
Net income (loss)  - pro forma ............        15,238,898       (12,244,048)

Earnings (loss) per share - reported ......    $         0.30    $        (0.29)
Earnings (loss) per share - pro forma .....              0.28             (0.31)

         The pro forma amounts as noted above may not be representative of the effects on reported income for future years. Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

        The fair value of the stock options granted in 1996 and 1995 is estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions: for 1996 - expected dividend yield 0.0%, risk free interest rate of 6.5%, expected volatility of 49%, and an expected life of 7.5 years; for 1995 - expected dividend yield 0.0%, risk free interest rate of 6.5%, expected volatility of 49%, and an expected life of 5 years. The weighted average grant date fair value of options granted in 1996 and 1995 was $7.52 and $2.81, respectively.

         Stock option activity is summarized as follows:

                                                                        Weighted
                                                                        Average
                                                         Number of      Exercise
                                                           Shares        Price
                                                         ---------     ---------
Balance outstanding, December 31, 1993 ..........          904,365        $ 4.30

  Granted .......................................        1,565,400          5.43
  Forfeited .....................................          (20,845)         6.24
  Exercised .....................................          (63,460)         0.93
                                                         ---------
Balance outstanding, December 31, 1994 ..........        2,385,460          5.11

  Granted .......................................          800,000          5.51
  Forfeited .....................................          (42,800)         4.00
  Exercised .....................................         (203,380)         3.78
                                                         ---------
Balance outstanding, December 31, 1995 ..........        2,939,280          5.33

  Granted .......................................          600,000         12.23
  Forfeited .....................................         (134,000)         6.61
  Exercised .....................................         (696,694)         4.53
                                                         ---------
Balance outstanding, December 31, 1996 ..........        2,708,586        $ 7.00
                                                         =========

                        PHYSICIAN COMPUTER NETWORK, INC.

         Options to purchase 679,252, 984,106 and 559,012 shares of Common Stock were exercisable at December 31, 1996, 1995 and 1994, respectively and the weighted average exercise price of those options was $6.07, $4.65 and $4.02, respectively.

         At December 31, 1996, the range of exercise prices and remaining contractual life of outstanding options was as follows:

Range of                                           Weighted Average Remaining
Exercise Prices               Number Outstanding        Contractual Life
$2.50 - $6.50                      2,134,586                  8.2
$9.75 - $12.63                       574,000                  9.6
                              ------------------------------------------------
                                   2,708,586                  8.5

 Stock Warrants:

         The Company reserved 7,295,000, 7,305,000, and 2,305,000 shares of Common Stock for issuance upon exercise of warrants at December 31, 1996, 1995 and 1994, respectively.

        Pursuant to the terms of the agreement reached with ICC at December 30, 1993, the Company issued warrants to purchase 775,000 shares of Common Stock to ICC at no consideration (which will be exercised as part of the Company's agreement to repurchase all of the shares of the Company's Common Stock owned by ICC - See Other Significant Shareholders' Equity Transactions) and ICC terminated its warrants to purchase 674,280 shares of Common Stock at a price of $2.50 per share.

         On August 2, 1995, the Company entered into a binding financing agreement with the Investor in order to guarantee the availability of financing for the acquisition of Versyss (See Note 3). Subsequent to that time, management determined it was likely that the Company would be able to obtain financing on terms more favorable to the Company. Therefore, the Company asked the Investor to terminate the financing agreement, allowing the Company to pursue that financing. The Investor agreed to do so and, accordingly, the financing agreement was terminated. In connection therewith, the Investor purchased from the Company, for $1,500,000, a warrant to purchase, in a single transaction, 5,000,000 shares of common stock for an aggregate exercise price of $25,000,000 exercisable beginning September 14, 1997. The proceeds from such warrants were determined to be within the range of fair value, as determined by an investment banking firm, and therefore resulted in no expense charge in the Consolidated Statements of Operations.

                        PHYSICIAN COMPUTER NETWORK, INC.

         The table below details all warrants outstanding at December 31, 1996.

                                                   Warrants
Date of                   Exercise     Warrants    Exercised/        Outstanding
Grant                      Price       Granted      Canceled          Warrants                 Expiration Date
-----                      -----       -------      --------          --------                 ---------------
November 20, 1990....     $1.00(b)      417,500         --              417,500                 February 22, 1998
June 11, 1991........     $1.00(b)       19,038         --               19,038                 February 22, 1998
July 1, 1991.........     $9.00(a)       10,000      (10,000)               --           Terminated June 30, 1996
September 17, 1991...     $1.00(b)      983,462         --              983,462                 February 22, 1998
December 30, 1993....     $  --(c)      775,000         --              775,000                 December 30, 2003
February 1, 1994.....     $2.50(a)      100,000         --              100,000(d)               February 1, 2004
September 13, 1995...     $5.00(a)    5,000,000         --            5,000,000(e)             September 13, 2002
                                   ------------  -----------       ------------
                                      7,305,000      (10,000)         7,295,000
                                   ============  ===========       ============

         The number of warrants exercisable at December 31, 1996, 1995 and 1994 were 2,275,000, 2,265,000 and 2,245,000, respectively.

(a)      Represents original exercise price at the date of grant.

(b) Represents adjusted exercise price as the result of a credit restructuring.

(c) The warrants issued on December 30,1993 were valued as part of the overall transaction with ICC as discussed in other significant stock transactions.

(d) In February 1994, Richard Kelsky, a member of the Company's Board of Directors, received warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share, of which 40,000 warrants vested immediately with the balance vesting in increments of 20,000 over three years. The Company recorded total compensation expense related to these warrants of $15,000, $15,000 and $30,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(e) The Investor warrants, granted on September 13, 1995, are not considered exercisable as they vest two years from the date they were granted. Vesting is triggered, however, upon a change in ownership of the Company.

                        PHYSICIAN COMPUTER NETWORK, INC.

14.      Other Financial Information

         Accrued expenses and other liabilities at December 31, 1996 and 1995 includes salaries and benefits and payroll taxes payable of $1,657,000 and $2,632,000, respectively. Included within accrued expenses at December 31, 1996 and at December 31, 1995, are $494,000 of accrued costs associated with the Wismer Martin acquisition and $3,130,000 of accrued costs associated with the Versyss acquisition, respectively. Also included within accrued expenses and other liabilities at December 31, 1996 and 1995 is a liability for restructuring costs of $86,000 and $4,500,000 (See Note 3). During the fourth quarter of 1996, the Company provided $2.8 million to its allowance for doubtful accounts which was partially offset by adjustments to liabilities.


         Unearned income primarily represents the obligation to perform services related to system support and software maintenance agreements billed in advance. As discussed in Note 1, revenue is deferred at the time the agreement is executed and recognized ratably over the term of the agreement, which typically does not exceed beyond one year. At December 31, 1996 and 1995, the amounts outstanding for software maintenance, software support and hardware maintenance agreements were $13,068,726 and $15,608,705, respectively.

15.      Employee Benefit Plan

         In April 1988, the Company initiated a 401(k) Savings and Investment Plan (the "401K Plan"). Under the provisions of the 401K Plan, the Company matches a portion of the employees' contribution. All employees over the age of 21 with at least six months of continuous service are eligible to participate in the 401K Plan. The Company's contributions are fully vested after five years of continuous service. Employee contributions are immediately vested. Contributions by the Company amounted to $571,000, $149,000, and $86,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


16.      Industry Segment Data

         The Company's operations are conducted within one business segment. There are no material revenues attributable to foreign customers.

                        PHYSICIAN COMPUTER NETWORK, INC.

17.      Supplemental Disclosures of Cash Flow Information

                                      Year Ended     Year Ended     Year Ended
                                      December 31,   December 31,   December 31,
                                         1996           1995           1994
                                      -----------    -----------    -----------
Supplemental disclosure of
  cash flow information:
  Cash paid for interest ........     $2,391,000     $  822,000     $  150,000
  Cash paid for income taxes ....        261,000        142,000         19,000

         Supplemental non-cash operating, investing and financing activities were as follows:

         o In January 1996, the Company and Equifax EDI amended and restated the Marketing Agreement. Pursuant to the amended and restated Marketing Agreement, the Company was obligated to pay $125,000 per month to Equifax EDI over a period of four years. As a result, the Company recorded an asset and obligation of $4,791,290, equal to the net present value of the payments discounted at 11.5% per annum. The acquisition of Equifax EDI by NDC, during the third quarter of 1996, will not result in any changes to the Marketing Agreement except that the Company and NDC agreed that PCN may, in its sole unrestricted discretion, terminate the Marketing Agreement, on not less than ninety days written notice, at any time on or after July 1, 1997 (See Notes 8 and 13).

         o On May 10, 1996, in accordance with the terms of the Note Purchase Agreement, Equifax converted the Equifax Note in full into 1,932,217 shares of Common Stock and sold all such shares as part of the 1996 Public Offering (See
Note 8).

         o In connection with the CTI Business acquisition in July 1996, the Company assumed liabilities in the aggregate of $4,130,526 (See Note 3).

         o On September 10, 1996, the Company pursuant to a merger agreement with Wismer Martin, issued 935,000 shares of PCN Common Stock valued at $9,365,895 and assumed liabilities in the aggregate of $4,733,154. (See Note 3).

         o Capital lease obligations of $453,000 were incurred during the year ended December 31, 1995. None were incurred for the years ended December 31, 1996 and 1994.

         o In connection with the purchase of the DOM/2 Business in March 1994, the Company assumed liabilities in the aggregate of $976,000 in recognition of the obligation to honor and perform under certain software maintenance and support agreements (See Note 3).

         o In connection with the purchase of the Acclaim Business in November 1994, the Company issued $600,000 in notes payable and assumed liabilities in the aggregate of $563,000 (See Note 3).

         o In connection with the PMS acquisition in April 1995, the Company issued $2,000,000 in notes payable and assumed liabilities in the aggregate of $3,009,163 (See Note 3).

                        PHYSICIAN COMPUTER NETWORK, INC.

         o In connection with the Versyss acquisition in October 1995, the Company issued $11,750,000 in notes payable and assumed liabilities in the aggregate of $45,797,000 (See Note 3).

18.      Concentration of Credit Risk

         The Company's customers, in general, are primarily dependent upon the healthcare economic sector. The Company's concentration of credit risk with customers was largely dependent on its revenue mix which, at December 31, 1996 and 1995, was primarily from independent resellers, who are under contract with the Company (See Note 10 with respect to information pertaining to revenue and credit terms).

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments. As of December 31, 1996, the Company holds approximately $5,650,000 in an investor account and $19,788,000 in a money market account with two different financial institutions.

                                                                     Schedule II
                        PHYSICIAN COMPUTER NETWORK, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                              Balance at                                Balance at
                                              Beginning    Charged                        End of
                                               of Year   To Expenses   Deductions          Year
                                             ----------  -----------   ----------       ----------
For the year ended December 31, 1996
   Allowance for doubtful accounts .......   $  764,000   $3,725,000   $1,061,000 (a)   $3,428,000


For the year ended December 31, 1995
   Allowance for doubtful accounts .......   $  577,000   $  225,703   $38,703 (a)      $  764,000


For the year ended December 31, 1994
   Allowance for doubtful accounts .......   $  275,000   $  376,487   $74,487 (a)      $  577,000

------------
(a)  Represents direct write-offs of accounts balances.