Form 10-Q
period 1997-03-31
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1997-05-15
CIK 861438

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________
                              ------------------

                                   FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

         [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                 TO

                          COMMISSION FILE NO. 0-19666

                       PHYSICIAN COMPUTER NETWORK, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     NEW JERSEY     22-2485688
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

     1200 THE AMERICAN ROAD
     MORRIS PLAINS, N.J.     07950
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

                              YES [X]    NO [  ]

     THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, AS OF MAY 14, 1997 IS 51,436,154







                                      PHYSICIAN COMPUTER NETWORK, INC.
                                               1997 FORM 10-Q

                                              TABLE OF CONTENTS

                                                            PAGE




PART I - FINANCIAL INFORMATION

ITEM 1.                                              CONSOLIDATED FINANCIAL STATEMENTS                     3

    Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996                                                          3

    Consolidated Statements of Earnings
         Three Months Ended March 31, 1997 and 1996                                                    4

    Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1996                                                    5

    Notes to Consolidated Financial Statements                                                         6

ITEM 2.                                              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS                                                                                          13

    Results of Operations                                                                             16

    Financial Condition and Liquidity                                                                 18

PART II - OTHER INFORMATION

  ITEM 1.                                            Legal Proceedings                                    21

ITEM 2.                                              Changes in Securities                                21

ITEM 3.                                              Defaults upon Senior Securities                      21

ITEM 4.                                              Submission of Matters to a Vote of Security Holders  21

ITEM 5.                                              Other Information                                    21

ITEM 6.                                              Exhibits and Reports on Form 8-K                     21

SIGNATURES                                                                                            22

INDEX TO EXHIBITS                                                                                     23




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PHYSICIAN COMPUTER NETWORK, INC.
                                 CONSOLIDATED BALANCE SHEETS



                                 March 31,          December 31,
                                  ASSETS     1997          1996
                                             ----          ----




CURRENT ASSETS:

Cash and cash equivalents                                       $ 15,332,798   $ 34,291,166
Accounts receivable, net of allowance for doubtful
      accounts of $3,197,000 at March 31, 1997, and
       $3,428,000 at December 31, 1996                            24,292,120     21,102,878
Inventories                                                        7,364,729      5,798,153
Prepaid expenses and other                                         3,648,410      2,974,490
Deferred tax asset                                                 2,933,000      2,933,000
            Total current assets                                  53,571,057     67,099,687

Intangible assets, net of accumulated amortization
      of $16,754,000 at March 31, 1997
       and $14,826,000 at December 31, 1996                       68,906,274     69,076,020
Property and equipment, net                                        7,045,770      6,234,295
Investment in joint venture                                        2,930,766      2,015,888
Other assets                                                       5,512,863      5,739,428
                                                                -------------  -------------
             Total assets                                       $137,966,730   $150,165,318
                                                                =============  =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                                   $  7,901,495   $  7,934,518
Current portion of long term-debt                                  1,132,747      1,153,413
Current portion of obligations under capital leases                  507,150        289,229
Accounts payable                                                   4,898,475      6,183,103
Accrued expenses and other liabilities                             5,497,108      6,301,576
Customer deposits                                                    834,274      1,043,072
Unearned income                                                   10,394,590     13,068,726
                                                                -------------  -------------
             Total current liabilities                            31,165,839     35,973,637


Long-term debt, net of current portion                             4,344,230      4,672,118
Obligations under capital leases, net of
     current portion                                               1,129,000        612,650
                                                                -------------  -------------
             Total liabilities                                    36,639,069     41,258,405

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized:
        Series A convertible preferred stock 1,000 shares
        outstanding at March 31,1997 and 1,000 shares
        outstanding at December 31,1996                                   10             10
Common stock, $.01 par value, 75,000,000 shares authorized,
       53,761,154 shares issued and outstanding at
      March 31, 1997 and 52,982,484 shares issued and
      outstanding at December 31, 1996                               537,612        529,825
Additional paid-in capital                                       193,069,876    193,281,643
Accumulated deficit                                              (81,584,837)   (84,904,565)
Treasury stock, at cost 2,325,000 shares                         (10,695,000)             -
                                                                -------------  -------------

Shareholders' equity                                             101,327,661    108,906,913
                                                                -------------  -------------
          Total liabilities and shareholders' equity            $137,966,730   $150,165,318
                                                                =============  =============


                                  See accompanying notes to the consolidated financial
statements.




                             PHYSICIAN COMPUTER NETWORK, INC.
                            CONSOLIDATED STATEMENTS OF EARNINGS




                                  Three Months Ended March 31,
                                       1997          1996
                                       ----          ----




Revenues:
Software license fees                                           $ 6,880,266   $ 5,917,722
Hardware revenue                                                  5,493,204     5,900,907
Maintenance, communication fees and other                        11,708,765     9,208,319
                                                                ------------  ------------
                                                                 24,082,235    21,026,948

Cost of Revenues:
Hardware                                                          3,567,578     3,756,539
Software, maintenance, communication fees
  and other                                                       6,125,835     5,038,353

                                                                  9,693,413     8,794,892
                                                                ------------  ------------

Gross margin                                                     14,388,822    12,232,056

Operating expenses:
Research and development                                          2,106,733     1,111,487
Selling and marketing                                             2,468,601     1,704,769
General and administrative                                        3,092,096     2,396,060
Amortization of acquired intangible assets                        1,754,348     1,688,471
                                                                ------------  ------------
                                                                  9,421,778     6,900,787
                                                                ------------  ------------

Interest (income) expense:
    Interest income                                                (175,315)      (59,508)
    Interest expense                                                299,121       695,118
                                                                ------------  ------------

                                                                    123,806       635,610
                                                                ------------  ------------

Income before income tax expense and loss on equity investment    4,843,238     4,695,659

Income tax expense                                                1,017,120       986,000
                                                                ------------  ------------

Income before loss on equity investment                           3,826,118     3,709,659

Loss on equity investment, net of income tax benefit               (506,390)     (395,000)
                                                                ------------  ------------

Net income available to common shareholders                       3,319,728     3,314,659
                                                                ============  ============




Primary and fully diluted earnings per common share             $      0.06   $      0.07
                                                                ============  ============

Primary weighted average number
  of common shares outstanding                                   56,867,259    49,864,464
                                                                ============  ============

Fully diluted weighted average number
  of common shares outstanding                                   56,867,259    50,102,432
                                                                ============  ============


             See accompanying notes to the consolidated financial statements.




                            PHYSICIAN COMPUTER NETWORK, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Three Months Ended March 31,
                                        1997          1996
                                        ----          ----




Cash flows provided by (used in) operating activities:
    Net income                                               $  3,319,728   $ 3,314,659
    Adjustments to reconcile net income  to net cash
    used in operating activities:
         Depreciation and amortization                          2,651,407     2,253,488
         Provision for inventory obsolescence                     367,644             -
         Gain on sale of assets                                    (6,597)       (3,524)
         Provision for doubtful accounts                                -       150,000
         Non-cash compensation expense                                  -        15,000
         Non-cash provision for income tax                      1,017,120       846,000
         Loss on equity investment                                506,390       395,000
        (Increase) decrease in assets:
              Accounts receivable                              (3,189,242)   (2,150,479)
              Inventories                                      (1,934,220)      (23,693)
              Prepaid expenses and other assets                  (341,395)      513,424
        Decrease in liabilities, net
              Accounts payable trade                           (1,284,628)     (335,020)
              Accrued expenses and other liabilities           (1,132,558)   (2,412,556)
              Customer deposits and unearned income            (2,882,934)   (1,408,953)
                                                             -------------  ------------

       Net cash provided by (used in) operating activities:    (2,909,285)    1,153,346
                                                             -------------  ------------

Cash flows (used in) provided by investing activities:
       Purchase of equipment                                   (1,708,534)     (424,648)
       Proceeds from disposal of equipment                          7,077         3,524
       Acquisition of licensing rights
         and other intangible assets                           (1,342,891)   (1,132,578)
       Payment of acquisition costs                              (108,469)            -
       Investment in joint venture and related costs           (1,555,878)   (3,564,082)
                                                             -------------  ------------

           Net cash used in investing activities:              (4,708,695)   (5,117,784)
                                                             -------------  ------------

Cash flows provided by (used in) financing activities:
       Principal payments of long-term debt                      (348,554)   (1,146,000)
       Principal payments of notes payable                        (30,816)   (1,638,756)
       Principal payments under capital lease obligations        (283,264)      (28,876)
       Purchase of treasury stock                             (10,695,000)            -
       Net proceeds from issuance
         of common stock, preferred stock, and warrants            17,246     1,076,042
                                                             -------------  ------------

         Net cash used in financing activities                (11,340,388)   (1,737,590)
                                                             -------------  ------------

Net decrease in cash and cash equivalents                     (18,958,368)   (5,702,028)

Cash and cash equivalents,
   beginning of period                                         34,291,166    15,516,883
                                                             -------------  ------------
Cash and cash equivalents,
   end of period                                             $ 15,332,798   $ 9,814,855
                                                             =============  ============


See Note 9 for supplemental disclosure of cash flow information.

                       PHYSICIAN COMPUTER NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)


1.     BASIS OF PRESENTATION

     The information presented at March 31, 1997 and 1996 and for the periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of Physician Computer Network, Inc. ("PCN" and together with PCN's subsidiaries, the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the three month period ended March 31, 1997 may not necessarily be indicative of results to be expected for the full year. It is suggested that these consolidated financial statements, note disclosures and other information be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and of acquiring and developing a common software platform to which such customers could migrate over time. In execution of this strategy, the Company acquired eight practice management software entities over the period from September 1993 to December 1996. Two of the eight acquisitions were completed in 1996. On July 2, 1996, the Company acquired substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. (the "CTI Business") (see Note 3). On September 10, 1996, the Company acquired Wismer-Martin, Inc. ("Wismer-Martin"), through a merger of a wholly-owned subsidiary of the Company with and into Wismer-Martin, with Wismer-Martin as the surviving corporation of such merger (See Note 3). The Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31, 1997 are inclusive of the CTI Business and Wismer-Martin. Any significant intercompany transactions have been eliminated.


2.     NET INCOME PER COMMON SHARE

     Net income per common share for the three months ended March 31, 1997 and 1996 is determined by dividing net income by the weighted average number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding during the period. The assumed exercise of dilutive stock options and warrants and the assumed conversion of outstanding shares of the Company's Series A convertible non-dividend paying preferred stock (the "Convertible Preferred Stock") has been included in the calculation of weighted average number of common shares outstanding. The conversion of a $10,000,000 principal amount five year promissory note (the "Equifax Note") of the Company, purchased by Equifax Inc. ("Equifax") on February 15, 1995, which note bore interest at a rate of 6% per annum and was converted into 1,932,217 shares of the Company's Common Stock at a conversion price of $5.175 on May 10, 1996, is considered an other dilutive security but is not included in the weighted average number of common shares outstanding used in the calculation of fully diluted income per share for the three months ended March 31, 1996 as such inclusion would have been anti-dilutive. The conversion of the Equifax
Note is included in the weighted average number of common shares outstanding for the three months ended March 31, 1997.


     On March 31, 1997, the Company exercised an option it held and purchased from IBM Credit Corporation ("ICC"), 2,325,000 shares of its Common Stock at a price of $4.60 per share. The repurchase of the shares from ICC is included in the weighted average number of common shares outstanding for the three months ended March 31, 1997 (see Note 6).


3.     ACQUISITIONS

     Purchase of Wismer-Martin, Inc. On September 10, 1996, the Company acquired Wismer-Martin, a provider of practice management systems and healthcare information systems located in Mead, Washington, pursuant to a merger agreement, for: (i) $1,980,000 in cash; (ii) 935,000 shares of PCN Common Stock valued at $9,365,895; and (iii) the assumption of $4,733,154 in liabilities.

     Purchase of the CTI Business. On July 2, 1996, pursuant to an asset purchase agreement, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. for:
(i) $9,200,000 in cash; and (ii) the assumption of $4,130,526 in liabilities and cancellation of debt owed by CTI to PCN.

     The acquisitions of Wismer-Martin and the CTI Business, were accounted for by the purchase method of accounting and, accordingly, the acquired assets and liabilities have, with the help of an appraiser, been recorded at their fair values at the date of purchase. The consideration (including acquisition costs) and the allocation of purchase price for each acquisition are summarized by significant asset category below:





               CTI
               Business




Consideration:
------------------------------------------------------------------------------
   Cash                                                                         $ 1,980,000  $ 9,200,000
   PCN Common Stock                                                               9,365,895            -
   Liabilities assumed                                                            4,733,154    4,130,526
   Legal and accounting costs                                                       611,558      254,274
          Total purchase price                                                  $16,690,607  $13,584,800
                                                                                ===========  ===========

Allocation of Purchase Price:
------------------------------------------------------------------------------
Tangible assets including receivables,         inventories, and equipment
                                                                                $ 3,340,148
   Profit on future support and update agreements (amortized over four  years)
                                                                                    537,000
   Acquired software products (amortized over three years)
                                                                                    494,000            -
   Profit on support and update agreements
   (amortized over one year)                                                         85,000
   Other intangible assets (amortized over fifteen years)
                                                                                 12,234,459
          Total                                                                 $16,690,607  $13,584,800
                                                                                ===========  ===========




     The following unaudited pro forma financial information represents the combined results of operations of the Company, the CTI Business, and Wismer-Martin as if all acquisitions had occurred as of January 1, 1996 after giving effect to certain financing transactions completed in 1996. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, the CTI Business, and Wismer-Martin constituted a single entity during such periods nor does it represent a basis for assessing future performance.




Three Months Ended March 31, 1996:




Operating Revenues         $26,323,459
Net Income                 $ 1,572,337
Earnings per Common Share  $      0.03




4.     INVENTORIES

     Inventories were as follows:




                          March 31,          December 31,
                                 1997          1996
                                 ----          ----



Computer hardware and peripherals  $5,034,322  $3,377,694
Customer maintenance parts          2,330,407   2,420,459
                                   $7,364,729  $5,798,153
                                   ==========  ==========




5.     RESTRUCTURING PLAN UPDATE





1995 RESTRUCTURING PLAN
-----------------------



Balance at December 31, 1996                                            86,156
1997 Activity:
Cash outflows from reduction in workforce and lease termination costs
                                                                        60,515
                                                                       =======
Balance at March 31, 1997                                              $25,641
                                                                       =======


6.     SHAREHOLDERS' EQUITY

     On March 31, 1997, the Company exercised an option it held and purchased from IBM Credit Corporation ("ICC"), 2,325,000 shares of its Common Stock at a price of $4.60 per share.

     On February 11, 1997, options to purchase 894,000 shares of Common Stock at an exercise price of $9.188 per share were granted pursuant to the Company's 1993 Incentive and Non-Incentive Stock Option Plan and 36,200 stock options were forfeited due to expiration or termination. During the first quarter of 1997, 3,670 stock options were exercised. There were no other stock warrants exercised during the period. As a result, the cumulative number of stock options and warrants outstanding were 10,082,716, as of March 31, 1997.


7.     HEALTHPOINT JOINT VENTURE

     In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint, a joint venture partnership, to design and market clinical information technology products and services. These products and services consist of computerized patient records software products, clinical network capabilities and data analysis. Healthpoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and operates independently of the partners' operations. The Company has agreed to, generally, use its best efforts to distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of March 31, 1997, the Company had contributed approximately $6.3 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will generally be allocated equally between the partners. The Company accounts for the investment in HealthPoint under the equity method of accounting. Purchases by the Company from HealthPoint were considered immaterial for the three months ended March 31, 1997 and March 31, 1996.

8.          NOTES  PAYABLE  AND  LONG-TERM  DEBT

     The Company's indebtedness as of March 31, 1997 and December 31, 1996 consists of the following:




                                                          March 31,          December 31,
                                      1997          1996
                                      ----          ----



Term indebtedness payable to Versyss Liquidating Trust due  in
 October 1997 at 11% (See Note 3)                                $ 5,875,000  $ 5,875,000
Subordinated term notes due monthly through February 2001 at
 8% assumed from Versyss acquisition                               1,506,633    1,611,747
Term indebtedness payable to IBM due June 1997 and October
 1997 at prime plus 2.5% (10.75% at March 31,1997) assumed
 from Versyss acquisition
Debt portion of NDC Marketing Agreement                            3,701,962    3,878,466
Mortgage payable monthly to U.S. Bancorp Mortgage Company
 at 3.0% over the average discount rate of 26-week U.S.
 Treasury bills (adjusted semi-annually 8% at March 31, 1997),       397,003
 due November 1998 assumed from Wismer-Martin acquisition
 (See Note 3)
Note payable monthly to the Greater Spokane Business
 Development Association and the Small Business
 Administration at 9.896%, due October 2008 assumed from             326,451
 Wismer-Martin acquisition (See Note 3)
Subordinated term notes due annually July 1998 at 9.0%
 assumed from Wismer-Martin acquistion (See Note 3)                   10,694
Other                                                                 65,375      156,963
                                                                  13,378,472   13,760,049
Less: notes payable-current                                        7,901,495    7,934,518
                                                                 -----------  -----------
                                                                   5,476,977    5,825,531
Less: current portion of long-term debt                            1,132,747    1,153,413
Long-term debt                                                   $ 4,344,230  $ 4,672,118
                                                                 ===========  ===========



9.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION




                            March 31,          March 31,
                                 1997          1996
                                 ----          ----



Supplemental disclosure of cash flow information:
Cash paid for interest                             $ 88,500  $376,000
Cash paid for income taxes                         $225,000  $121,000




     Supplemental non-cash operating, investing, and financing activities were as follows:

     Capital lease obligations of $1,026,426 were incurred during the three months ended March 31, 1997 and none were incurred for the three months ended March 31, 1996.


10.      SUBSEQUENT EVENTS

     On April 1, 1997, the Company acquired the assets of the Healthcare Division of Data Systems of Texas, a reseller of the Company's hardware and software products with offices in Waco and Austin, Texas, for: (i) $1,070,000 in cash; (ii) $600,000 in notes payable; and, (iii) the assumption of $109,101 in liabilities.

On April 29, 1997, the Company acquired the assets of the medical practice management software business of Software Banc, Inc. of Milwaukee, Wisconsin for $2,613,222 in cash and the assumption of approximately $105,000 in liabilities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion and analysis includes certain forward-looking statements. Forward-looking statements in this report are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the effect of the Company's acquisition strategy on future operation results; the uncertainty of acceptance of the Company's new product and migration strategy; the Company's relationship with HealthPoint G.P.; the effects of government regulation on the Company's business; competition; and the matters referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Company Overview
----------------

          The Company is a leader in developing, marketing and supporting practice management software products for physician practices. The Company's overall business objective is to become the leading provider of integrated practice management and clinical information software products to office-based physicians, thereby becoming a major link for the electronic exchange of information between physician practices and other health care providers and organizations. In furtherance of this objective, since September 1993, the Company has acquired ten practice management software businesses which, along with new system sales, has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 98,000, making the Company one of the largest providers of practice management software products in the United States. The Company plans to migrate a substantial majority of its customers to its most advanced practice management software product, the PCN Health Network Information System, during the next several years. In an effort to rapidly and cost-effectively supplement its practice management software product offerings with knowledge-based clinical products and services, in January 1996, the Company and Glaxo Wellcome, Inc. ("Glaxo Wellcome") formed a joint venture. The joint venture, HealthPoint G.P. ("HealthPoint"), was formed to develop and market clinical information technology products and services that will provide the clinical information needed at the point of patient care and assist physicians and other health care providers practice medicine more efficiently. In March 1996, HealthPoint introduced its first product, HealthPoint ACS, a product developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care. HealthPoint ACS first became commercially available in December 1996.

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

Strategy. The Company's objective is to establish a large installed base of physician practice customers who use the PCN Health Network Information System integrated with HealthPoint's clinical information products, thereby becoming an important link for the electronic exchange of information between physician practices and other health care providers and organizations. The Company's strategy for achieving its objective has and will continue to include: (i) increasing the usage of the PCN Health Network Information System by continuing to acquire practice management software businesses having an installed base of physician practice customers; (ii) migrating both the Company's existing and newly acquired practice management software customers to the PCN Health Network Information System during the next several years;
(iii) marketing and licensing the PCN Health Network Information System, both directly and through independent resellers, to additional physician customers, in particular, large group practices; (iv) marketing HealthPoint's clinical information system products and other services to the Company's installed base of PCN Health Network Information System customers, as well as customers of the Company's other practice management software products; and (v) providing new and enhanced services, including new Connecting Service Providers, through the PCN Health Network Information System and HealthPoint's clinical information technology products.

Acquisition  History.    The Company has completed the acquisition of ten (10)
practice management software entities since September 1993. The most recent include the following:

     On July 2, 1996, the Company acquired the CTI Business, a reseller of the Company's hardware and software products and a direct provider of certain other practice management systems and equipment to sites having an aggregate of approximately 4,000 physicians, for $9,200,000 in cash, the assumption of approximately $4,130,000 in liabilities and the cancellation of debt owed by CTI to PCN.

     On September 10, 1996, the Company, acquired Wismer-Martin, a provider, through a direct sales force, of practice management and healthcare information systems, and related equipment, to sites having an aggregate of approximately 4,000 physicians for $1,980,000 in cash, 935,000 shares of PCN Common Stock valued at $9,366,000 and the assumption of $4,737,000 in liabilities.

     On April 1, 1997, the Company acquired the assets of the Healthcare Division of Data Systems of Texas, a reseller of the Company's hardware and software products with offices in Waco and Austin, Texas, for: (i) $1,070,000 in cash; (ii) $600,000 in notes payable; and, (iii) the assumption of approximately $109,000 in liabilities.

     On April 29, 1997, the Company acquired the assets of the medical practice management software business of Software Banc, Inc. ("SBI") of Milwaukee, Wisconsin for $2,613,222 in cash and the assumption of approximately $105,000 in liabilities. SBI is a regional provider, through a direct sales force, of practice management systems and related equipment to sites having an aggregate of approximately 3,000 physicians.

HealthPoint Overview. In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint., a joint venture partnership, to design and market clinical information technology products and services. These products and services consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and operates independently of the partners' operations. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, oversees the venture's operations. The Company has agreed to, generally, use its best efforts to distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of March 31, 1997, the Company had contributed approximately $6.3 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally, be shared equally by the partners.

     In March 1996, HealthPoint introduced its first product, HealthPoint ACS, which became commercially available in December 1996. HealthPoint ACS, which interfaces (and is expected to be integrated) with the PCN Health Network Information System, enables physicians to, among other things, manage the clinical information required for treatment at the point of care.

NDC Relationship. In connection with the Company's goal of expanding the services provided by Connecting Service Providers, on January 25, 1995, Equifax Healthcare EDI Service, Inc. ("Equifax EDI"), a subsidiary of Equifax, Inc., entered into an Exclusive Marketing Agreement (the "Marketing Agreement") with the Company to establish "PCN Link," a communication link between Equifax EDI and users of the Company's practice management software products. During the third quarter of 1996, National Data Corporation ("NDC") acquired all of the outstanding capital stock of Equifax EDI. On September 3, 1996, the Company, Equifax EDI, Equifax, Inc. and NDC entered into an agreement whereby, among other things, the Company waived its right to terminate the Marketing Agreement, pursuant to its terms, as a result of the change of control of Equifax EDI. The acquisition of Equifax EDI by NDC will not result in any changes to the Marketing Agreement except that the Company and NDC agreed that PCN may, in its sole unrestricted discretion, terminate the Marketing Agreement, on not less than ninety days written notice, at any time on or after July 1, 1997.


Results  of  Operations
-----------------------

                       THREE MONTHS ENDED MARCH 31, 1997
               COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     Revenues - Revenues for the three months ended March 31, 1997 were $24,082,235, an increase of $3,055,287 or 15% over revenues of $21,026,948 for the  three  months  ended  March  31,  1996.

     The Company's software license fees are derived primarily from the sale of licenses for the PCN Health Network Information System and the Company's other practice management software products. Revenues from software license fees increased by $962,544 or 16% from $5,917,722 in the first quarter of 1996 to $6,880,266 in the first quarter of 1997 as a result of increased sales of licenses for the PCN Health Network Information System from both migrations and new system sales and, to a lesser extent, increased software license sales from the acquisition of the CTI Business and Wismer-Martin during the second half of 1996. Hardware revenues decreased by $407,703 or 7% from $5,900,907 for the quarter ended March 31, 1996 to $5,493,204 for the quarter ended March 31, 1997 due to an increase in software only orders experienced in early 1997.

     Maintenance, communication fees and other revenue increased by $2,500,446 or 27% from $9,208,319 in the first quarter of 1996 to $11,708,765 in the first quarter of 1997 primarily due to the acquisition of the more hardware and software maintenance-intensive CTI Business and Wismer-Martin.

     Cost of revenues - Cost of revenues decreased as a percentage of total revenues from 42% in the first quarter of 1996 to 40% in the first quarter of 1997 primarily as a result of the higher mix of software sales and maintenance and communication fees in 1997.

     Cost of software, maintenance, communication fees and other revenue, which includes the costs of labor for software support, hardware maintenance and training, increased by $1,087,482 or 22% from $5,038,353 in the first quarter of 1996 to $6,125,835 in the first quarter of 1997 primarily as a result of the increased sales of the PCN Health Network Information System and higher maintenance revenue related to the acqusitions of the CTI Business and Wismer-Martin.

     Cost of hardware, including installation costs, decreased by $188,961 or 5% from $3,756,539 for the three months ended March 31, 1996 to $3,567,578 for the three months ended March 31, 1997 resulting from the lower mix of hardware sales orders in early 1997.

     Operating Expenses - Operating expenses increased $2,520,991 or 37% from $6,900,787 for the three months ended March 31 1996 to $9,421,778 for the three months ended March 31, 1997. The increase in operating expenses can be attributed to the following:

     Research and development costs increased by $995,246 or 90% from $1,111,487 in the first quarter of 1996 to $2,106,733 in the first quarter of 1997 primarily due to (i) the investment in new technology and product development, (in particular, the development with respect to the integration of HealthPoint ACS and the PCN Health Network Information System; and, (ii) the acquisitions of Wismer-Martin and the CTI Business during the second half of 1996. Increases in expenditures related to core products was partially offset by savings realized from the elimination of development charges associated with non-core products.

     Selling and marketing expenses increased by $763,832 or 45% from $1,704,769 in the first quarter of 1996 to $2,468,601 in the first quarter of 1997 primarily as a result of increased headcount attributable to the Wismer-Martin and the CTI Business acquisitions of 1996, both of which employ a direct sales force, partially offset by continued efficiency savings realized from the elimination of duplicate marketing program costs.

     General and administrative expenses increased by $696,036 or 29% from $2,396,060 in the first quarter of 1996 to $3,092,096 in the first quarter of 1997 due to additional headcount and increased facility and occupancy costs attributable to the acquisitions of Wismer-Martin and the CTI Businesses during the second half of 1996, partially offset by savings resulting from the centralization of certain operations, the elimination of duplicate responsibilities and other functional downsizing.

     Amortization of acquired intangible assets increased by $65,877 or 4% as a result of $546,275 in additional amortization expense related to the Wismer-Martin and CTI Business acquisitions, partially reduced by $480,398 of amortization expense incurred in the first quarter of 1996 related to other previously acquired intangible assets that were fully amortized prior to the beginning of 1997.

     Interest income increased by $115,807 or 195% from $59,508 in the first quarter of 1996 to $175,315 in the first quarter of 1997, primarily due to the investment by the Company of the net proceeds from the 1996 Public Offering.

     Interest expense decreased by $395,997 or 57% from $695,118 in the first quarter of 1996 to $299,121 in the first quarter of 1997 primarily as a result of the decrease in debt service due to the conversion of the Equifax Note at the time of the Company's public offering of shares of its Common Stock in May of 1996 and the payment of debt associated with the Versyss and PMS Business acquisitions, partially offset by debt service assumed as part of the Wismer-Martin acquisition.

     The Company recorded a provision for income taxes of $1,017,120 for the quarter ended March 31, 1997, an increase of $31,120 or 3% from the $986,000 provision recorded in the first quarter of 1996, reflecting an estimated annual effective tax rate of 21% for both periods. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

     The loss, net of income taxes, on the equity investment in HealthPoint, which represents the Company's share of the loss incurred by the joint venture, consisting primarily of start-up costs and development costs, increased by $111,390 or 28% from a loss of $395,000 in the first quarter of 1996 to a loss of $506,390 in the first quarter of 1997.

Financial  Condition  &  Liquidity
----------------------------------

          At March 31, 1997 the Company had available cash and cash equivalents of $15,332,798 and working capital of $22,405,218 compared to cash and cash equivalents of $34,291,166 and a working capital of $31,126,050 at December 31, 1996. The decrease in cash and cash equivalents can be attributed to the following:

          Net  cash  used  in  operating  activities  was $2,909,285 for three months ended March 31, 1997 compared to net cash provided by operating activities of $1,153,346 for the three months ended March 31, 1996 primarily due to: (i) an increase in accounts receivable related to the timing of sales orders and cash collections in the first quarter of 1997; (ii) an increase in inventory position in support of anticipated PCN Health Network Information System and HealthPoint ACS sales; and, (iii) payment of accrued expenses and other liabilities. Accounts receivable are typically collected within sixty days of the date of sale. The Company believes that cash will be provided from operations in the remaining three quarters of 1997.

          Cash used in investing activities was $4,708,695 in the first quarter of 1997 and primarily consisted of: (i) a $1,555,878 scheduled cash investment in HealthPoint; (ii) $1,342,891 used to acquire licensing rights and other intangible assets; and (iii) $1,708,534 in net capital investment in equipment.

          Cash used in financing activities in the first quarter of 1997 was $11,340,388 primarily related to the payment by the Company of $10,695,000 to ICC for the repurchase of 2,325,000 shares of the Company's Common Stock at a price of $4.60 per share.

     Significant payment obligations of the Company during the remainder of 1997 include: (i) the payment in October 1997 of $5,875,000 in principal amount under the promissory note issued in connection with the Versyss acquisition, together with accrued and unpaid interest thereon; (ii) capital contributions required to be made by the Company to HealthPoint; and (iii) the payment of $125,000 per month to NDC, as successor to Equifax EDI, under the amended and restated Marketing Agreement.

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

     At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $66,000,000 which expire in 1999 through 2009. This includes approximately $15,000,000 of net operating loss carryforwards from Versyss and $4,500,000 from Wismer-Martin which are subject to separate return limitation year rules. The Company believes it has previously experienced ownership changes, which under the provisions of
Section 382 of the Internal Revenue Code of 1986, as amended, have resulted in a significant annual limitation on the Company's ability to utilize its net operating losses in the future. As a result, the Company is limited each year as to the amount of pre-ownership change net operating losses that can be utilized. However, it is the opinion of management that the losses will be fully utilized prior to expiration of the carryforward period.

Impact of New Accounting Pronouncements In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 , Earnings Per Share ("SFAS 128"). This statement is effective for financial statements issued for periods ending after December 15, 1997 and will require companies to change the way they calculate earnings per share ("EPS"). Primary EPS will be replaced by Basic EPS which excludes dilution and is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Fully Diluted EPS will be replaced by
Diluted EPS which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In addition, SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

     If SFAS 128 was adopted as of March 31, 1997, EPS would have been as follows:




                       March 31, 1997          March 31, 1996
                       --------------          --------------




Basic EPS    $0.06  $0.07
Diluted EPS  $0.06  $0.07


PART II  -  OTHER INFORMATION
-----------------------------


ITEM 1.     LEGAL PROCEEDINGS. - None

ITEM 2.     CHANGES IN SECURITIES. - None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES. - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS. - None

ITEM 5.     OTHER INFORMATION. - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K. - None

A.     Exhibits - See Index to Exhibits on page 23.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



     PHYSICIAN COMPUTER NETWORK, INC.
     (Registrant)










Date: May 15, 1997     By:     /s/  John F. Mortell
                               --------------------
          John F. Mortell
          Executive Vice President and
          Chief Operating Officer



Date: May 15, 1997     By:     /s/  Thomas F. Wraback
                               ----------------------
          Thomas F. Wraback
          Senior Vice President and
          Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


     All exhibits listed below are filed with this Quarterly Report on Form
10-Q:



EXHIBIT NO.     PAGE
-----------     ----

     11     Computation of Income Per Share.     24