Form 10-Q
period 1997-06-30
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1997-08-14
CIK 861438

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________
                              ------------------

                                   FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                              YES [X]    NO [  ]

     THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, AS OF AUGUST 14, 1997 IS 51,437,754.



                                                            PAGE 1 OF 24 PAGES
                                                         EXHIBIT INDEX PAGE 23

                       PHYSICIAN COMPUTER NETWORK, INC.
                                1997 FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

     Page
     ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS          3

          Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996          3

          Consolidated Statements of Earnings
               Three Months Ended June 30, 1997 and 1996          4

               Six Months Ended June 30, 1997 and 1996          5

          Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997 and 1996          6

          Notes to Consolidated Financial Statements          7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS          11

          Results of Operations          14

          Financial Condition and Liquidity          18

PART II - OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings          21

ITEM 2.     Changes in Securities          21

ITEM 3.     Defaults upon Senior Securities          21

ITEM 4.     Submission of Matters to a Vote of Security Holders          21

ITEM 5.     Other Information          21

ITEM 6.     Exhibits and Reports on Form 8-K          21

SIGNATURES          22

INDEX TO EXHIBITS          23




PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              PHYSICIAN COMPUTER NETWORK, INC.
                                 CONSOLIDATED BALANCE SHEETS



                                  June 30,          December 31,
                                  ASSETS     1997          1996
                                             ----          ----



CURRENT ASSETS:

Cash and cash equivalents                                       $  6,004,414   $ 34,291,166
Accounts receivable, net of allowance for doubtful
      accounts of $3,387,000 at June 30, 1997, and
       $3,428,000 at December 31, 1996                            29,673,424     21,102,878
Inventories                                                        7,767,753      5,798,153
Prepaid expenses and other                                         4,778,392      2,974,490
Deferred tax asset                                                 2,933,000      2,933,000
            Total current assets                                  51,156,983     67,099,687

Intangible assets, net of accumulated amortization
      of $18,864,000 at June 30, 1997
       and $14,826,000 at December 31, 1996                       73,014,941     69,076,020
Property and equipment, net                                        7,399,889      6,234,295
Investment in minority interest                                    2,200,000              -
Investment in joint venture                                        2,365,929      2,015,888
Other assets                                                       5,495,814      5,739,428
                                                                -------------  -------------
             Total assets                                       $141,633,556   $150,165,318
                                                                =============  =============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                                   $  7,479,043   $  7,934,518
Current portion of long term-debt                                  3,918,745      1,153,413
Current portion of obligations under capital leases                  527,300        289,229
Accounts payable                                                   6,717,840      6,183,103
Accrued expenses and other liabilities                             5,267,369      6,301,576
Customer deposits                                                    710,341      1,043,072
Unearned income                                                    8,550,102     13,068,726
                                                                -------------  -------------
             Total current liabilities                            33,170,740     35,973,637


Long-term debt, net of current portion                             1,908,308      4,672,118
Obligations under capital leases, net of
     current portion                                               1,002,222        612,650
                                                                -------------  -------------
             Total liabilities                                    36,081,270     41,258,405

Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized:
        Series A convertible preferred stock 1,000 shares
        outstanding at June 30, 1997 and December 31,1996                 10             10
Common stock, $0.01 par value, 75,000,000 shares authorized,
       53,761,154 shares issued and outstanding at
      June 30, 1997 and 52,982,484 shares issued and
      outstanding at December 31, 1996                               537,612        529,825
Additional paid-in capital                                       193,069,875    193,281,643
Accumulated deficit                                              (77,360,211)   (84,904,565)
Treasury stock, at cost 2,325,000 shares                         (10,695,000)             -
                                                                -------------  -------------

Shareholders' equity                                             105,552,286    108,906,913
                                                                -------------  -------------
          Total liabilities and shareholders' equity            $141,633,556   $150,165,318
                                                                =============  =============

See accompanying notes to the consolidated financial statements.




                        PHYSICIAN COMPUTER NETWORK, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS




                             Three Months Ended June 30,
                                  1997          1996
                                  ----          ----



Revenues:
Software license fees                                 $ 7,838,082   $ 7,275,346
Hardware revenue                                        6,383,835     5,982,791
Maintenance, communication fees, and other             11,598,090     8,610,123
                                                      ------------  ------------
                                                       25,820,007    21,868,260

Cost of Revenues:
Hardware                                                4,166,786     3,998,293
Software, maintenance, communication fees,
  and other                                             6,144,584     4,640,016

                                                       10,311,370     8,638,309
                                                      ------------  ------------

Gross margin                                           15,508,637    13,229,951

Operating expenses:
Research and development                                2,081,033     1,111,389
Selling and marketing                                   2,588,762     1,950,791
General and administrative                              3,324,251     2,876,156
Amortization of acquired intangible assets              1,837,312     1,628,608
                                                      ------------  ------------
                                                        9,831,358     7,566,944
                                                      ------------  ------------

Interest (income) expense:
    Interest income                                       (47,594)     (158,202)
    Interest expense                                      247,500       643,289
                                                      ------------  ------------

                                                          199,906       485,087
                                                      ------------  ------------

Income before income tax expense, loss on equity
investment, and extraordinary item                      5,477,373

Income tax expense                                      1,150,000     1,087,363
                                                      ------------  ------------

Income before loss on equity investment and
extraordinary item                                      4,327,373

Loss on equity investment, net of income tax benefit     (456,186)     (422,650)
                                                      ------------  ------------

Income before extraordinary item                        3,871,187     3,667,907

Extraordinary item:
     Gain on extinguishment of debt, net of taxes         353,439             -
                                                      ------------  ------------

Net income available to common shareholders             4,224,626     3,667,907
                                                      ============  ============


Primary and fully diluted earnings per common share:
----------------------------------------------------

Before extraordinary item                             $      0.07   $      0.07
Extraordinary item                                    $      0.01             -
                                                      ------------  ------------
After extraordinary item                              $      0.08   $      0.07

Primary weighted average number
  of common shares outstanding                         53,997,130    53,539,693
                                                      ============  ============

Fully diluted weighted average number
  of common shares outstanding                         54,593,205    53,630,705
                                                      ============  ============

See accompanying notes to the consolidated financial statements.





                           PHYSICIAN COMPUTER NETWORK, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS




                                                            Six Months Ended June 30,
                                    1997          1996
                                    ----          ----



Revenues:
Software license fees                                      $14,718,348   $13,193,068
Hardware revenue                                            11,877,039    11,883,698
Maintenance, communication fees, and other                  23,306,855    17,818,442
                                                           ------------  ------------
                                                            49,902,242    42,895,208

Cost of Revenues:
Hardware                                                     7,734,364     7,754,832
Software, maintenance, communication fees,
  and other                                                 12,270,419     9,678,369

                                                            20,004,783    17,433,201
                                                           ------------  ------------

Gross margin                                                29,897,459    25,462,007

Operating expenses:
Research and development                                     4,187,766     2,222,876
Selling and marketing                                        5,057,363     3,655,560
General and administrative                                   6,416,347     5,272,216
Amortization of acquired intangible assets                   3,591,660     3,317,079
                                                           ------------  ------------
                                                            19,253,136    14,467,731
                                                           ------------  ------------

Interest (income) expense:
    Interest income                                           (222,909)     (217,710)
    Interest expense                                           546,621     1,338,407
                                                           ------------  ------------

                                                               323,712     1,120,697
                                                           ------------  ------------

Income before income tax expense, loss on equity
investment, and extraordinary item                          10,320,611


Income tax expense                                           2,167,120     2,073,363
                                                           ------------  ------------

Income before loss on equity investment and extraordinary
item                                                         8,153,491

Loss on equity investment, net of income tax benefit          (962,576)     (817,650)
                                                           ------------  ------------

Income before extraordinary item                             7,190,915     6,982,566

Extraordinary item:
     Gain on extinguishment of debt, net of taxes              353,439             -
                                                           ------------  ------------

Net income available to common shareholders                  7,544,354     6,982,566
                                                           ============  ============


Primary and fully diluted earnings per common share:
---------------------------------------------------------

Before extraordinary item                                  $      0.13   $      0.14
Extraordinary item                                         $      0.01             -
                                                           ------------  ------------
After extraordinary item                                   $      0.14   $      0.14

Primary weighted average number
  of common shares outstanding                              55,648,081    51,703,221
                                                           ============  ============

Fully diluted weighted average number
  of common shares outstanding                              55,648,081    51,710,586
                                                           ============  ============

           See accompanying notes to the consolidated financial statements.





                               PHYSICIAN COMPUTER NETWORK, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Six Months Ended June  30,
                                           1997          1996
                                           ----          ----



Cash flows provided by (used in) operating activities:
    Net income                                                    $  7,544,354   $ 6,982,566
    Adjustments to reconcile net income  to net cash provided by
    (used) in operating activities:
         Depreciation and amortization                               5,150,134     4,463,836
         Provision for inventory obsolescence                          421,998             -
         Gain on sale of assets                                         (6,597)       (3,524)
         Provision for doubtful accounts                               300,000       300,000
         Extraordinary gain on extinguishment of debt                 (353,439)            -
         Non-cash provision for income tax                           1,928,737     1,777,156
         Loss on equity investment                                     962,576       817,650
        (Increase) decrease in assets:
              Accounts receivable                                   (8,634,891)   (3,615,224)
              Inventories                                           (2,308,923)      497,526
              Prepaid expenses and other assets                       (640,232)      284,586
        Increase (decrease) in liabilities, net
              Accounts payable trade                                   534,737    (1,012,875)
              Accrued expenses and other liabilities                (1,600,210)   (5,726,317)
              Customer deposits and unearned income                 (5,019,337)   (3,229,349)
                                                                  -------------  ------------

       Net cash provided by (used in) operating activities          (1,721,093)    1,536,031
                                                                  -------------  ------------

Cash flows provided by (used in) investing activities:
       Purchase of equipment                                        (3,271,611)   (1,106,003)
       Proceeds from disposal of equipment                               7,077         3,524
       Acquisition of licensing rights
         and other intangible assets                                (3,079,094)   (1,801,120)
       Purchase of business, net of cash acquired                   (4,701,925)   (2,095,871)
       Investment in minority interest                              (2,200,000)            -
       Investment in joint venture and related costs                (1,568,492)   (3,533,390)
                                                                  -------------  ------------

           Net cash used in investing activities                   (14,814,045)   (8,532,860)
                                                                  -------------  ------------

Cash flows provided by (used in) financing activities:
       Principal payments of long-term debt                           (223,041)   (1,353,301)
       Principal payments of notes payable                            (452,036)   (3,699,523)
       Net proceeds from issuance
         of notes payable and long-term debt                                 -       204,359
       Principal payments under capital lease obligations             (398,783)     (211,029)
       Purchase of treasury stock                                  (10,695,000)            -
       Net proceeds from issuance
         of common stock, preferred stock, and warrants                 17,246    42,960,446
                                                                  -------------  ------------

         Net cash provided by (used in) financing activities       (11,751,614)   37,900,952
                                                                  -------------  ------------

Net increase (decrease) in cash and cash equivalents               (28,286,752)   30,904,123

Cash and cash equivalents,
   beginning of period                                              34,291,166    15,516,883
                                                                  -------------  ------------
Cash and cash equivalents,
   end of period                                                  $  6,004,414   $46,421,006
                                                                  =============  ============

See Note 8 for supplemental disclosure of cash flow information.




               See accompanying notes to the consolidated financial statements.


                       PHYSICIAN COMPUTER NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



1.     BASIS OF PRESENTATION

     The information presented at June 30, 1997 and 1996 and for the periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of Physician Computer Network, Inc. ("PCN" and together with PCN's subsidiaries, the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the three and six month periods ended June 30, 1997 may not necessarily be indicative of results to be expected for the full year. It is suggested that these consolidated financial statements, note disclosures and other information be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software businesses having an installed base of physician practice customers and by acquiring and developing a common software platform to which such customers could migrate over time. In execution of this strategy, the Company acquired ten practice management software entities over the period from September 1993 to June 1997. Two of the ten acquisitions were completed in 1996 and two were completed in 1997. On July 2, 1996, the Company acquired substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. (the "CTI Business") (see Note
3). On September 10, 1996, the Company acquired Wismer-Martin, Inc. ("Wismer-Martin"), through a merger of a wholly-owned subsidiary of the Company with and into Wismer-Martin, with Wismer-Martin as the surviving corporation of such merger (See Note 3). On April 1, 1997, the Company acquired the assets of the Healthcare Division of Data Systems of Texas, (the "DST Business") (see note 3). On April 29, 1997, the Company acquired the assets of the medical practice management software business of Software Banc, Inc. (the "SBI Business") (see Note 3). The Consolidated Balance Sheets and the Consolidated Statements of Earnings for the six months ended June 30, 1997 are inclusive of the CTI Business and Wismer-Martin for the entire period, the DST Business from April 1, 1997, and the SBI Business from April 29, 1997. Any significant intercompany transactions have been eliminated.

2.     EARNINGS PER COMMON SHARE

     Net income per common share for the three and six month periods ended June 30, 1997 and 1996 is determined by dividing net income by the weighted average number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding during the period. The assumed exercise of dilutive stock options and warrants and the assumed conversion of outstanding shares of the Company's Series A convertible non-dividend paying preferred stock (the "Convertible Preferred Stock") have been included in the calculation of weighted average number of common shares outstanding.

     On March 31, 1997, the Company exercised an option it held and purchased from IBM Credit Corporation ("ICC") 2,325,000 shares of its Common Stock at a price of $4.60 per share. The repurchase of the shares from ICC is considered in the weighted average number of common shares outstanding for the three and six month periods ended June 30, 1997 (see Note 7).

3.     ACQUISITIONS

     Purchase of the CTI Business - On July 2, 1996, pursuant to an asset purchase agreement, the Company, through a wholly-owned subsidiary, purchased the CTI Business from CUSA Technologies, Inc. for: (i) $9,200,000 in cash; and, (ii) the assumption of $4,130,526 in liabilities and cancellation of debt owed by from CUSA Technologies, Inc. to PCN.

     Purchase of Wismer-Martin, Inc. - On September 10, 1996, the Company acquired Wismer-Martin, a provider of practice management systems and healthcare information systems located in Mead, Washington, pursuant to a merger agreement, for: (i) $1,980,000 in cash; (ii) 935,000 shares of PCN Common Stock valued at $9,365,895; and, (iii) the assumption of $4,733,154 in liabilities.

     Purchase of the DST Business - On April 1, 1997, the Company acquired the assets of the DST Business from Data Systems of Texas, a reseller of the Company's hardware and software products with offices in Waco and Austin, Texas, for: (i) $1,070,000 in cash; (ii) $600,000 in notes payable; and, (iii) the assumption of $167,982 in liabilities.

     Purchase of the SBI Business - On April 29, 1997, the Company acquired the SBI Business from Software Banc, Inc. of Milwaukee, Wisconsin for $2,613,222 in cash and the assumption of $75,000 in liabilities.

     The acquisitions of the CTI Business, Wismer-Martin, the DST Business and the SBI Business were accounted for by the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the date of purchase.

     The following unaudited pro forma financial information represents the combined results of operations of the Company, the CTI Business, and Wismer-Martin as if those acquisitions had occurred as of January 1, 1996 after giving effect to certain financing transactions completed in 1996. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, the CTI Business, and Wismer-Martin constituted a single entity during such periods nor does it represent a basis for assessing future performance.

     Had both the DST Business and the SBI Business acquisitions been consummated on January 1, 1996, the Company's results of operations would not have been materially affected for the purpose of pro forma disclosures.



Six Months Ended June 30, 1996:



Operating Revenues         $52,829,862
Net Income                 $ 5,304,587
Earnings per Common Share  $      0.09




4.     INVENTORIES

     Inventories were as follows:



                           June 30,          December 31,
                                 1997          1996
                                 ----          ----



Computer hardware and peripherals  $5,433,261  $3,377,694
Customer maintenance parts          2,334,492   2,420,459
                                   $7,767,753  $5,798,153
                                   ==========  ==========




5.     INVESTMENT IN MINORITY INTEREST

     On June 13, 1997, the Company invested $2,200,000, including expenses, in the convertible preferred stock of HCC Communications, Inc. (Healthcare Communications, Inc. or "HCC"), a practice management software provider located in Lincoln, Nebraska. The investment represents 19.9% of the voting securities of HCC and is, therefore, accounted for using the cost method of
accounting  for  investments.    The  Company  reviewed  the  investment  for
impairment as of June 30, 1997 and determined that no impairment had occurred during the period from the date of investment until June 30, 1997.

6.     RESTRUCTURING PLAN UPDATE





1995 RESTRUCTURING PLAN
-----------------------



Balance at December 31, 1996                          86,156
1997 Activity:
Cash outflows from reduction in workforce and lease
termination costs                                     60,515
                                                     =======
Balance at June 30, 1997                             $25,641
                                                     =======



7.     SHAREHOLDERS' EQUITY

     On March 31, 1997, the Company exercised an option it held and purchased from IBM Credit Corporation ("ICC") 2,325,000 shares of its Common Stock at a price of $4.60 per share.

     On February 11, 1997, options to purchase 894,000 shares of Common Stock at an exercise price of $9.188 per share were granted pursuant to the Company's 1993 Incentive and Non-Incentive Stock Option Plan. In addition, 30,000 shares of Common Stock at an exercise price of $11.25 per share were granted and 92,400 stock options were forfeited due to expiration or termination. During the first six months of 1997, a total of 3,670 stock options were exercised. There were no other stock warrants excercised during the period. As a result, the cumulative number of stock options and warrants outstanding as of June 30, 1997 was 10,056,516.

8.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION




                             June 30,          June 30,
                                 1997          1996
                                 ----          ----



Supplemental disclosure of cash flow information:
Cash paid for interest                             $216,000  $1,651,000
Cash paid for income taxes                         $426,000  $  261,000



     Supplemental non-cash operating, investing, and financing activities were as follows:

     Capital lease obligations of $1,026,426 were incurred during the six months ended June 30, 1997 and none were incurred for the six months ended June 30, 1996.

     In connection with the Data Systems of Texas acquisition in April 1997, the Company issued $600,000 in notes payable and assumed liabilities in the aggregate of $167,982 (See Note 3).

     In connection with the Software Banc, Inc. acquisition in April 1997, the Company assumed liabilities in the aggregate of $75,000 (See Note 3).

     The Company realized an extraordinary gain, net of taxes, of $353,439 on the extinguishment of a note payable to a supplier of inventory that was assumed as part of its acquisition of Versyss Incorporated. The terms of the note called for principal to be forgiven, and a credit against interest payments provided, if the Company exceeded certain annual purchase requirements with the supplier according to provisions of the master agreement with the supplier.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion and analysis includes certain forward-looking statements. Forward-looking statements in this report are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reading this report are cautioned that such forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the effect of the Company's acquisition strategy on future operation results; the availability of financing for future acquisitions; the uncertainty of acceptance of the Company's new product and migration strategy; the Company's relationship with HealthPoint G.P.; the effects of government regulation on the Company's business; competition; and the matters referred to in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Company  Overview
-----------------

          The Company is a leader in developing, marketing and supporting practice management software products for physician practices. The Company's overall business objective is to become the leading provider of integrated practice management and clinical information software products to office-based physicians, thereby becoming a major link for the electronic exchange of information between physician practices and other health care providers and organizations. In furtherance of this objective, since September 1993, the Company has acquired ten practice management software businesses which, along with new system sales, has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 98,000, making the Company one of the largest providers of practice management software products in the United States. The Company plans to migrate a substantial majority of its customers to its most advanced practice management software product, the PCN Health Network Information System, during the next several years. In an effort to rapidly and cost-effectively supplement its practice management software product offerings with knowledge-based clinical products and services, in January 1996, the Company and Glaxo Wellcome, Inc. ("Glaxo Wellcome") formed a joint venture. The joint venture, HealthPoint G.P. ("HealthPoint"), was formed to develop and market clinical information technology products and services that will provide the clinical information needed at the point of patient care and assist physicians and other health care providers practice medicine more efficiently. In December 1996, HealthPoint made commercially available its first product, HealthPoint ACS, a product developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care.

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

Acquisition  History.    The Company has completed the acquisition of ten (10)
practice management software entities since September 1993. The most recent include the following:

     On July 2, 1996, the Company acquired the CTI Business , a reseller of the Company's hardware and software products and a direct provider of certain other practice management systems and equipment to sites having an aggregate of approximately 4,000 physicians, for $9,200,000 in cash, the assumption of approximately $4,130,000 in liabilities and the cancellation of debt owed by CUSA Technologies, Inc. to PCN.

     On September 10, 1996, the Company, acquired Wismer-Martin, a provider, through a direct sales force, of practice management and healthcare information systems, and related equipment, to sites having an aggregate of approximately 4,000 physicians for $1,980,000 in cash, 935,000 shares of PCN Common Stock valued at approximately $9,366,000 and the assumption of approximately $4,737,000 in liabilities.

     On April 1, 1997, the Company acquired the assets of the Healthcare Division of Data Systems of Texas, a reseller of the Company's hardware and software products with offices in Waco and Austin, Texas, for: (i) $1,070,000 in cash; (ii) $600,000 in notes payable; and, (iii) the assumption of approximately $168,000 in liabilities.

     On April 29, 1997, the Company acquired the assets of the medical practice management software business of Software Banc, Inc. of Milwaukee, Wisconsin for $2,613,222 in cash and the assumption of approximately $75,000 in liabilities. SBI is a regional provider, through a direct sales force, of practice management systems and related equipment to sites having an aggregate of approximately 3,000 physicians.

Investment in Minority Interest. On June 13, 1997, the Company invested $2,200,000, including expenses, in the convertible preferred stock of HCC, a practice management software provider located in Lincoln, Nebraska. The investment represents 19.9% of the voting securities of HCC and is, therefore, accounted for using the cost method of accounting for investments. HCC's software products primarily utilize an Apple/Macintosh operating system. The Company has an option to purchase 100% of the common stock of HCC at any time between June 13, 2000 and June 13, 2002 at a price derived from a formula based on revenues. In conjunction with the Company's investment in HCC, HCC became a value-added reseller of PCN's Health Network and HealthPoint products on an exclusive basis.

HealthPoint Overview. In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint., a joint venture partnership, to design and market clinical information technology products and services. These products and services consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and operates independently of the partners' operations. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, oversees the venture's operations. The Company has agreed to, generally, use its best efforts to distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of June 30, 1997, the Company had contributed approximately $6.3 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998. Any losses incurred by HealthPoint will be allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally, be shared equally by the partners.

     In December 1996, HealthPoint made commercially available its first product, HealthPoint ACS. HealthPoint ACS, which interfaces (and is expected to be integrated) with the PCN Health Network Information System, enables physicians to, among other things, manage the clinical information required for treatment at the point of care.


RESULTS  OF  OPERATIONS
-----------------------

                       THREE MONTHS ENDED JUNE 30, 1997
               COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

     Revenues - Revenues for the three months ended June 30, 1997 were $--25,820,007 an increase of $3,951,747 or 18% over revenues of $21,868,260 for  the  three  months  ended  June  30,  1996.

     The Company's software license fees are derived primarily from the sale of licenses for the PCN Health Network Information System and the Company's other practice management software products. Revenues from software license fees increased by $562,736 or 8% from $7,275,346 in the second quarter of 1996 to $7,838,082 in the second quarter of 1997 as a result of increased sales of licenses for the PCN Health Network Information System from both migrations and new system sales and, to a lesser extent, increased software license sales related to the acquisition of the CTI Business and Wismer-Martin during the second half of 1996. Hardware revenues increased by $401,044 or 7% from $5,982,791 for the quarter ended June 30, 1996 to $6,383,835 for the quarter ended June 30, 1997 due to an increase in system sales experienced in the second quarter of 1997.

     Maintenance, communication fees and other revenue increased by $2,987,967 or 35% from $8,610,123 in the second quarter of 1996 to $11,598,090 in the second quarter of 1997 primarily due to the acquisition of the more hardware and software maintenance-intensive CTI Business, Wismer-Martin, DST Business and SBI Business.

     Cost of revenues - Cost of revenues as a percentage of total revenues remained at 40% during both periods.

     Cost of software, maintenance, communication fees and other revenue, which includes the costs of labor for software support, hardware maintenance and training, increased by $1,504,568 or 32% from $4,640,016 in the second quarter of 1996 to $6,144,584 in the second quarter of 1997 primarily as a result of the increased sales of the PCN Health Network Information System and higher maintenance revenue related to the acquisitions of the CTI Business, Wismer-Martin, the DST Business and the SBI Business.

     Cost of hardware, including installation costs, increased by $168,493 or 4% from $3,998,293 for the three months ended June 30, 1996 to $4,166,786 for the three months ended June 30, 1997 as a result of an increase in hardware sales in the second quarter of 1997.

     Operating Expenses - Operating expenses increased $2,264,414 or 30% from $7,566,944 for the three months ended June 30 1996 to $9,831,358 for the three months ended June 30, 1997. The increase in operating expenses can be attributed to the following:

     Research and development costs increased by $969,644 or 87% from $1,111,389 in the second quarter of 1996 to $2,081,033 in the second quarter of 1997 primarily due to (i) the investment in new technology and product development, and in particular, development with respect to the integration of HealthPoint ACS and the PCN Health Network Information System; (ii) the acquisitions of the CTI Business and Wismer-Martin during the second half of 1996; and, (iii) the acquisitions of the DST Business and the SBI Business in the second quarter of 1997. Increases in expenditures related to core products were partially offset by savings realized from the elimination of development charges associated with non-core products.

     Selling and marketing expenses increased by $637,971 or 33% from $1,950,791 in the second quarter of 1996 to $2,588,762 in the second quarter of 1997 primarily as a result of increased headcount attributable to the CTI Business, Wismer-Martin, the DST Business and the SBI Business acquisitions, all of which employ a direct sales force, partially offset by continued efficiency savings realized from the elimination of duplicate marketing program costs.

     General and administrative expenses increased by $448,095 or 16% from $2,876,156 in the second quarter of 1996 to $3,324,251 in the second quarter of 1997 due to additional headcount and increased facility and occupancy costs attributable to the acquisitions of the CTI Business and Wismer-Martin during the second half of 1996 and the DST Business and the SBI Business in 1997, partially offset by savings resulting from the centralization of certain operations, the elimination of duplicate responsibilities and other functional downsizing.

     Amortization of acquired intangible assets increased by $208,704 or 13% as a result of $629,236 in additional amortization expense related to the CTI Business , Wismer-Martin, the DST Business , and the SBI Business acquisitions, partially reduced by $420,532 of amortization expense incurred in the second quarter of 1996 related to other previously acquired intangible assets that were fully amortized prior to the beginning of 1997.

     Interest income decreased by $110,608 or 70% from $158,202 in the second quarter of 1996 to $47,594 in the second quarter of 1997, primarily due to the Company's use of its cash resources for acquisitions, capital expenditures and to buy back 2,325,000 shares of its own common stock.

     Interest expense decreased by $395,789 or 62% from $643,289 in the second quarter of 1996 to $247,500 in the second quarter of 1997 primarily as a result of the decrease in debt service due to the conversion of a $10,000,000 prinicipal amount five year promissory note of the Company purchased by Equifax, Inc. (the "Equifax Note"), which bore interest at a rate of 6% per annum, into Common Stock at the time of the Company's public offering of shares of its Common Stock in May of 1996 (the "1996 Public Offering") and the payment of debt associated with its earlier acquisitions, partially offset by debt service assumed as part of the CTI Business, Wismer-Martin, the DST Business and the SBI Business acquisitions.

     The Company recorded a provision for income taxes of $1,150,000 for the quarter ended June 30, 1997, an increase of $62,637 or 6% from the $1,087,363 provision recorded in the second quarter of 1996, reflecting an estimated annual effective tax rate of 21% for both periods. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

     The loss, net of income taxes, on the equity investment in HealthPoint, which represents the Company's share of the loss incurred by the joint venture, consisting primarily of start-up and development costs, increased by $33,536 or 8% from a loss of $422,650 in the second quarter of 1996 to a loss of $456,186 in the second quarter of 1997.

     The Company realized an extraordinary gain, net of taxes, of $353,439 on the extinguishment of a note payable to a supplier of inventory that was assumed as part of its acquisition of Versyss Incorporated. The terms of the note called for principal to be forgiven, and a credit against interest payments provided, if the Company exceeded certain annual purchase requirements with the supplier according to provisions of the master agreement with the supplier.

                        SIX MONTHS ENDED JUNE 30, 1997
                COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     Revenues for the six months ended June 30, 1997 were $49,902,242 an increase of $7,007,034 or 16% over revenues of $42,895,208 for the six months ended June 30, 1996. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $1,525,280 or 12% from $13,193,068 for the six months ended June 30, 1996 to $14,718,348 for the six months ended June 30, 1997. Hardware revenue decreased $6,659 from $11,883,698 for the six months ended June 30, 1996 to $11,877,039 for the six months ended June 30, 1997 primarily as a result of an increase in software only sales experienced in early 1997. Maintenance, communication fees and other revenue increased by $5,488,413 or 31% from $17,818,442 for the six months ended June 30, 1996 to $------23,306,855 for the six months ended June 30, 1997 due primarily to the increase in software license sales and the acquisition of the more hardware and software maintenance-intensive CTI Business, Wismer-Martin, DST Business and SBI Business.

     Cost of revenues increased $2,571,582 or 15% from $17,433,201 for the six months ended June 30, 1996 to $20,004,783 for the six months ended June 30, 1997. Cost of hardware, including installation costs, decreased $20,468 or 0.3% from $7,754,832 to $7,734,364, primarily due to the decreased computer hardware sales. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $2,592,050 or 27% from $9,678,369 to $12,270,419 primarily as a result of the increased software and maintenance sales.

     Operating expenses increased $4,785,405 or 33% from $14,467,731 for the six months ended June 30, 1996 to $19,253,136 for the six months ended June 30, 1997. Research and development, selling and marketing, and general and administrative expenses increased by $1,964,890, $1,401,803, and $1,144,131, respectively. The increase in operating expenses is primarily due to additional headcount, as well as increased facilities and occupancy costs, attributable to the acquisitions of the CTI Business, Wismer-Martin, the DST Business and the SBI Business, partially offset by savings resulting from the centralization of certain operations, the elimination of duplicate responsibilities and other functional downsizing.

     Amortization of acquired intangible assets increased by $274,581 or 8% as a result of $1,175,511 in additional amortization expense related to the CTI Business , Wismer-Martin, the DST Business , and the SBI Business acquisitions, partially reduced by $900,930 of amortization expense incurred in the first six months of 1996 related to other previously acquired intangible assets that were fully amortized prior to the beginning of 1997.


     Interest income increased $5,199 or 2% from $217,710 for the six months ended June 30, 1996 to $222,909 for the six months ended June 30, 1997, primarily as a result of investing the net proceeds from the 1996 Public Offering. Interest expense decreased $791,786 or 59%, from $1,338,407 for the six months ended June 30, 1996 to $546,621 for the six months ended June 30, 1997, primarily as a result of the decrease in debt service due to conversion of the Equifax Note offset by debt services assumed as part of the CTI Business, Wismer-Martin, the DST Business and the SBI Business acquisitions.

     The Company's provision for income taxes increased by $93,757, or 5%, from $2,073,363 for six months ended June 30, 1996 to $2,167,120 for the six months ended June 30, 1997 reflecting an estimated annual effective tax rate of 21% for both periods. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated effective rate.

     The Company recorded a loss on its equity investment in HealthPoint of $962,576, net of taxes, for the six months ended June 30, 1997 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up and development costs.



Financial  Condition  &  Liquidity
----------------------------------

          At June 30, 1997 the Company had available cash and cash equivalents of $6,004,414 and working capital of $17,986,243 compared to cash and cash equivalents of $34,291,166 and a working capital of $31,126,050 at December 31, 1996. The decrease in cash and cash equivalents can be attributed to the following:

          Net  cash  used  in  operating activities was $1,721,093 for the six months ended June 30, 1997 compared to net cash provided by operating activities of $1,536,031 for the six months ended June 30, 1996 primarily due to: (i) an increase in accounts receivable related to the timing of sales orders and cash collections in the second quarter of 1997; (ii) an increase in inventory position in support of anticipated PCN Health Network Information System and HealthPoint ACS sales; and (iii) payment of accrued expenses and other liabilities. Accounts receivable are typically collected within sixty days of the date of sale. The Company believes that cash will be provided from operations in the remaining two quarters of 1997.

          Cash used in investing activities was $14,814,045 in the second quarter of 1997 and primarily consisted of: (i) $4,701,925 used for acquisitions; (ii) $3,271,611 in capital investment in equipment; (iii) $3,079,094 used to acquire licensing rights and other intangible assets; (iv) $2,200,000 used to acquire a minority interest in HCC; and, (v) a $1,568,492 scheduled cash investment in HealthPoint.

          Cash used in financing activities in the second quarter of 1997 was $11,751,614 primarily related to the payment by the Company of $10,695,000 to ICC for the repurchase of 2,325,000 shares of the Company's Common Stock at a price of $4.60 per share.

          Significant payment obligations of the Company during the remainder of 1997 include: (i) the payment in October 1997 of $5,875,000 in principal amount under the promissory note issued in connection with the Versyss acquisition, together with accrued and unpaid interest thereon; and
(ii)  capital contributions required to be made by the Company to HealthPoint.

     On June 4, 1997, the Company entered into an agreement with Fleet Bank, N.A. ("Fleet") to provide a revolving bank credit facility pursuant to which the Company has the ability to borrow funds from Fleet for working capital and general corporate purposes in an amount, subject to customary restrictions, of up to $15 million. In addition, the Company may in the future seek to obtain a revolving credit facility in connection with financing its acquisition strategy. The Company expects that its operating cash flow, combined with the availability of funds under the Fleet credit facility, will be sufficient to fund the Company's working capital requirements (including research and development) through at least 1998 and permit the Company to continue its acquisition strategy. However, the Company's ability to continue to pursue its acquisition strategy will be affected by the extent and pace at which the Company utilizes its available resources for acquisitions. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. No assurances can be given that any such additional sources of financing  will  be  available  on  acceptable  terms  or  at  all.

     At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $66,000,000 which expire in 1999 through 2009. This includes approximately $15,000,000 of net operating loss carryforwards from Versyss and $4,500,000 from Wismer-Martin which are subject to separate return limitation year rules. The Company believes it has previously experienced ownership changes, which under the provisions of
Section 382 of the Internal Revenue Code of 1986, as amended, have resulted in a significant annual limitation on the Company's ability to utilize its net operating losses in the future. As a result, the Company is limited each year as to the amount of pre-ownership change net operating losses that can be utilized. However, it is the opinion of management that the losses will be fully utilized prior to expiration of the carryforward period.

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

     If SFAS 128 was adopted as of June 30, 1997, EPS would have been as follows:



                        June 30, 1997          June 30, 1996
                        -------------          -------------



3 Months:
-----------
Basic EPS    $0.09  $0.07
Diluted EPS  $0.08  $0.07

6 Months:
-----------
Basic EPS    $0.15  $0.14
Diluted EPS  $0.14  $0.14

PART II  -  OTHER INFORMATION
-----------------------------


ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES - None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS -

     On June 25, 1997, the Company held an annual meeting of its shareholders (the "Meeting") to consider (i) the re-election of its eight (8) directors;
(ii) the approval of the amendment to the Company's 1993 Incentive and Non-Incentive Stock Option Plan (the "Employee Plan"); and, (iii) the ratification of the appointment of KPMG Peat Marwick, LLP to continue as independent auditors of the Company for the year ending December 31, 1997.

     At the meeting, the Company's shareholders re-elected the Company's eight (8) directors. The Company's Employee Plan was amended to increase the maximum aggregate number of shares of Common Stock that may be issued under the Employee Plan from 3,300,000 to 4,300,000 shares of Common Stock. 34,565,333 shares voted in favor of the amendment to the Employee Plan, 10,004,584 shares voted against and 173,347 shares abstained from voting.

     KPMG Peat Marwick, LLP was re-appointed as independent auditors of the Company for the year ending December 31, 1997.


ITEM 5.          OTHER INFORMATION - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K - None

A.     Exhibits - See Index to Exhibits on page 23.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



     PHYSICIAN COMPUTER NETWORK, INC.
     (Registrant)










Date: August 14, 1997     By:     /s/   John F. Mortell
                                  ---------------------
          John F. Mortell
          Executive Vice President and
          Chief Operating Officer



Date: August 14, 1997     By:     /s/   Thomas F. Wraback
                                  -----------------------
          Thomas F. Wraback
          Senior Vice President and
          Chief Financial Officer