Form 10-Q
period 1997-09-30
PHYSICIAN COMPUTER NETWORK INC /NJ
filed 1997-11-14
CIK 861438

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________
                              ------------------

                                   FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                              YES [X]    NO [  ]

     THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, AS OF NOVEMBER 13, 1997 IS 53,636,502.



                                                            PAGE 1 OF 25 PAGES
                                                         EXHIBIT INDEX PAGE 24

                       PHYSICIAN COMPUTER NETWORK, INC.
                                1997 FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS                             3

          Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996                   3

          Consolidated Statements of Earnings
               Three Months Ended September 30, 1997 and 1996             4

               Nine Months Ended September 30, 1997 and 1996              5

          Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1997 and 1996              6

          Notes to Consolidated Financial Statements                      7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                   12

          Results of Operations                                          15

          Financial Condition and Liquidity                              19

PART II - OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings                                            22

ITEM 2.     Changes in Securities                                        22

ITEM 3.     Defaults upon Senior Securities                              22

ITEM 4.     Submission of Matters to a Vote of Security Holders          22

ITEM 5.     Other Information                                            22

ITEM 6.     Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                               23

INDEX TO EXHIBITS                                                        24



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                PHYSICIAN COMPUTER NETWORK, INC.
                                  CONSOLIDATED BALANCE SHEETS





                                                                 September 30,    December 31,
ASSETS                                                               1997             1996
                                                                ---------------  --------------
CURRENT ASSETS:

Cash and cash equivalents                                       $    5,988,391   $  34,291,166
Accounts receivable, net of allowance for doubtful
     accounts of $4,628,000 at September  30, 1997, and
     $3,428,000 at December 31, 1996                                36,123,007      21,102,878
Inventories                                                          8,326,988       5,798,153
Prepaid expenses and other                                           5,134,390       2,974,490
Deferred tax asset                                                   2,933,000       2,933,000
            Total current assets                                    58,505,776      67,099,687

Intangible assets, net of accumulated amortization
      of $20,984,000 at September 30, 1997
      and $14,826,000 at December 31, 1996                          79,650,404      69,076,020
Property and equipment, net                                          8,118,718       6,234,295
Investment in minority interest                                      2,200,000               -
Investment in joint venture                                          2,561,464       2,015,888
Other assets                                                         6,411,924       5,739,428
                                                                ---------------  --------------
             Total assets                                       $  157,448,286   $ 150,165,318
                                                                ===============  ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable and long term-debt             $    7,751,517   $   9,087,931
Current portion of obligations under capital leases                    574,773         289,229
Accounts payable                                                     5,787,040       6,183,103
Accrued expenses and other liabilities                               7,071,539       6,301,576
Customer deposits                                                      654,832       1,043,072
Unearned income                                                      7,495,642      13,068,726
                                                                ---------------  --------------
             Total current liabilities                              29,335,343      35,973,637

Long-term debt, net of current portion                              14,983,893       4,672,118
Obligations under capital lease, net of current portion              1,253,289         612,650
                                                                ---------------  --------------
                                                                    45,572,525      41,258,405
Commitments and contingencies

SHAREHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized:
  Series A convertible preferred stock 200 shares
  outstanding at September  30, 1997 and December 31,1996                    2              10
Common stock, $0.01 par value, 75,000,000 shares authorized,
   54,389,790 shares issued and outstanding September 30, 1997 and 52,982,484 shares issued and outstanding
   at December 31, 1996                                                543,898         529,825
Additional paid-in capital                                         196,127,331     193,281,643
Accumulated deficit                                                (74,100,470)    (84,904,565)
Treasury stock, at cost 2,325,000 shares                           (10,695,000)              -
                                                                ---------------  --------------

Shareholders' equity                                               111,875,761     108,906,913
                                                                ---------------  --------------
          Total liabilities and shareholders' equity               157,448,286     150,165,318
                                                                ===============  ==============

                                  See accompanying notes to the consolidated financial
statements.



                                        PHYSICIAN COMPUTER NETWORK, INC.
                                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                       Three Months Ended    Three Months Ended
                                                                       September 30, 1997    September 30, 1996
                                                                      --------------------  --------------------
Revenues:
Software license fees                                                 $         7,792,912   $         7,390,537
Hardware revenue                                                                6,765,287             6,081,013
Maintenance, communication fees, and other                                     11,582,038            11,839,806
                                                                      --------------------  --------------------
                                                                               26,140,237            25,311,356

Cost of Revenues:
Hardware                                                                        4,150,660             3,232,330
Software, maintenance, communication fees,
  and other                                                                     7,314,543             6,956,507

                                                                               11,465,203            10,188,837
                                                                      --------------------  --------------------

Gross margin                                                                   14,675,034            15,122,519

Operating expenses:
Research and development                                                        2,004,445             1,480,023
Selling and marketing                                                           2,583,997             2,522,039
General and administrative                                                      3,348,510             2,695,443
Amortization of acquired intangible assets                                      1,840,250             1,935,268
                                                                      --------------------  --------------------
                                                                                9,777,202             8,632,773
                                                                      --------------------  --------------------

Interest (income) expense:
    Interest income                                                              (171,821)             (237,127)
    Interest expense                                                              438,919               208,496
                                                                      --------------------  --------------------

                                                                                  267,098               (28,631)
                                                                      --------------------  --------------------

Income before income tax expense, loss on equity investment,
     and extraordinary item                                                     4,630,734             6,518,377

Income tax expense                                                                972,464             1,368,045
                                                                      --------------------  --------------------

Income before loss on equity investment and extraordinary item                  3,658,270             5,150,332

Loss on equity investment, net of income tax benefit                             (398,529)             (662,020)
                                                                      --------------------  --------------------

Net income available to common shareholders                                     3,259,741             4,488,312
                                                                      ====================  ====================

Primary and fully diluted earnings per common share before and after
extraordinary item                                                    $              0.06   $              0.08
                                                                      ====================  ====================

Primary weighted average number
  of common shares outstanding                                                 54,767,727            56,579,959
                                                                      ====================  ====================

Fully diluted weighted average number
  of common shares outstanding                                                 55,007,917            56,673,925
                                                                      ====================  ====================

                        See accompanying notes to the consolidated financial statements.




                                PHYSICIAN COMPUTER NETWORK, INC.
                               CONSOLIDATED STATEMENTS OF EARNINGS




                                                       Nine Months Ended     Nine Months Ended
                                                       September 30, 1997    September 30, 1996
                                                      --------------------  --------------------
Revenues:
Software license fees                                 $        22,511,260   $        20,583,605
Hardware revenue                                               18,642,326            17,964,711
Maintenance, communication fees, and other                     34,888,893            29,658,248
                                                      --------------------  --------------------
                                                               76,042,479            68,206,564

Cost of Revenues:
Hardware                                                       11,885,024            10,987,162
Software, maintenance, communication fees,
  and other                                                    19,584,962            16,634,876

                                                               31,469,986            27,622,038
                                                      --------------------  --------------------

Gross margin                                                   44,572,493            40,584,526

Operating expenses:
Research and development                                        6,192,211             3,702,899
Selling and marketing                                           7,641,360             6,177,599
General and administrative                                      9,764,857             7,967,659
Amortization of acquired intangible assets                      5,431,910             5,252,347
                                                      --------------------  --------------------
                                                               29,030,338            23,100,504
                                                      --------------------  --------------------

Interest (income) expense:
    Interest income                                              (394,730)             (454,837)
    Interest expense                                              985,540             1,546,903
                                                      --------------------  --------------------

                                                                  590,810             1,092,066
                                                      --------------------  --------------------

Income before income tax expense, loss on equity
 investment, and extraordinary item                            14,951,345            16,391,956

Income tax expense                                              3,139,584             3,441,408
                                                      --------------------  --------------------
Income before loss on equity investment and
  extraordinary item                                           11,811,761            12,950,548

Loss on equity investment, net of income tax benefit           (1,361,105)           (1,479,670)
                                                      --------------------  --------------------

Income before extraordinary item                               10,450,656            11,470,878

Extraordinary item:
     Gain on extinguishment of debt, net of taxes                 353,439                     -
                                                      --------------------  --------------------

Net income available to common shareholders                    10,804,095            11,470,878
                                                      ====================  ====================

Primary and fully diluted earnings per common share:
----------------------------------------------------

Before extraordinary item                             $              0.19   $              0.22
Extraordinary item                                    $              0.01                     -
After extraordinary item                              $              0.20   $              0.22
                                                      ====================  ====================

Primary weighted average number
  of common shares outstanding                                 55,363,458            53,341,935
                                                      ====================  ====================

Fully diluted weighted average number
  of common shares outstanding                                 55,478,176            53,341,935
                                                      ====================  ====================


                See accompanying notes to the consolidated financial statements.




                                       PHYSICIAN COMPUTER NETWORK, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine Months Ended      Nine Months Ended
                                                                   September  30, 1997    September  30, 1996
                                                                  ---------------------  ---------------------
Cash flows provided by (used in) operating activities:
    Net income                                                    $         10,804,095   $         11,470,878
    Adjustments to reconcile net income  to net cash provided by
    (used) in operating activities:
         Depreciation and amortization                                       7,711,345              7,110,168
         Provision for inventory obsolescence                                  538,996                      -
         Gain on sale of assets                                                 (6,597)              (148,093)
         Provision for doubtful accounts                                     1,200,000                450,000
         Bad debt write off                                                          -               (166,977)
         Extraordinary gain on extinguishment of debt                         (353,439)                     -
         Non-cash provision for income tax                                   2,794,230              2,949,649
         Loss on equity investment                                           1,361,104              1,479,670
        (Increase) decrease in assets:
              Accounts receivable                                          (13,862,876)            (4,852,442)
              Inventories                                                   (3,422,569)              (905,613)
              Prepaid expenses and other assets                                453,585                769,601
        Increase (decrease) in liabilities, net
              Accounts payable trade                                        (1,300,268)            (1,714,446)
              Accrued expenses and other liabilities                        (1,437,436)            (5,569,177)
              Customer deposits and unearned income                         (6,129,306)            (4,560,035)
                                                                  ---------------------  ---------------------

       Net cash provided by (used in) operating activities                  (1,649,136)             6,313,183
                                                                  ---------------------  ---------------------

Cash flows provided by (used in) investing activities:
       Purchase of equipment                                                (3,809,617)            (1,202,926)
       Proceeds from disposal of equipment                                       7,077               (390,954)
       Acquisition of licensing rights
         and other intangible assets                                        (5,268,457)            (1,246,883)
       Purchase of businesses, net of cash acquired                         (8,678,105)           (12,567,295)
       Investment in minority interest                                      (2,200,000)                     -
       Investment in joint venture and related costs                        (2,268,492)            (4,716,961)
                                                                  ---------------------  ---------------------

           Net cash used in investing activities                           (22,217,594)           (20,125,019)
                                                                  ---------------------  ---------------------

Cash flows provided by (used in) financing activities:
       Principal payments of long-term debt                                   (678,701)            (1,704,798)
       Principal payments of notes payable                                    (415,882)            (3,225,408)
       Net proceeds from issuance of line of credit                          7,810,365                      -
       Principal payments under capital lease obligations                     (582,180)              (548,118)
       Purchase of treasury stock                                          (10,695,000)                     -
       Net proceeds from issuance of common stock,
            preferred stock and warrants                                       125,353             41,773,008
                                                                  ---------------------  ---------------------
         Net cash provided by (used in) financing activities                (4,436,045)            36,294,684
                                                                  ---------------------  ---------------------

Net increase (decrease) in cash and cash equivalents                       (28,302,775)            22,482,848

Cash and cash equivalents,
   beginning of period                                                      34,291,166             15,516,883
                                                                  ---------------------  ---------------------
Cash and cash equivalents,
   end of period                                                  $          5,988,391   $         37,999,731
                                                                  =====================  =====================

See Note 8 for supplemental disclosure of cash flow information.


                       See accompanying notes to the consolidated financial statements.

                       PHYSICIAN COMPUTER NETWORK, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)



1.     BASIS OF PRESENTATION

     The information presented at September 30, 1997 and 1996 and for the periods then ended is unaudited, but includes all adjustments which the management of Physician Computer Network, Inc. ("PCN" and together with PCN's subsidiaries, the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the three and nine month periods ended September 30, 1997 may not necessarily be indicative of results to be expected for the full year. It is suggested that these consolidated financial statements, note disclosures and other information be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Beginning in 1993, the Company instituted a strategy of developing and expanding its business by acquiring practice management software and related businesses having an installed base of physician practice customers and by acquiring and developing a common software platform to which such customers could migrate over time. In execution of this strategy, the Company acquired eleven (11) companies from September 1993 to September 1997, two of which were completed in 1996 and three of which were completed in 1997:

- On July 2, 1996, the Company acquired substantially all of the assets of the medical practice management software business and certain other software businesses of CUSA Technologies, Inc. (the "CTI Business") (see Note 3).
- On September 10, 1996, the Company acquired Wismer-Martin, Inc. ("Wismer-Martin"), through a merger of a wholly-owned subsidiary of the Company with and into Wismer-Martin, with Wismer-Martin as the surviving corporation of such merger (See Note 3).
- On April 1, 1997, the Company acquired the assets of the Healthcare Division of Data Systems of Texas, (the "DST Business") (see note 3).
- On April 29, 1997, the Company acquired the assets of the medical practice management software business of Software Banc, Inc. (the "SBI Business") (see Note 3).
- On September 23, 1997, the Company acquired Printed Products Group, Inc. ("Solion") through a merger of a wholly-owned subsidiary of the Company with and into Solion, with Solion as the surviving corporation of such merger (see
Note 3).

The Consolidated Balance Sheets and the Consolidated Statements of Earnings for the nine months ended September 30, 1997 are inclusive of the CTI Business and Wismer-Martin for the entire period, the DST Business from April 1, 1997, the SBI Business from April 29, 1997, and Solion from September 23, 1997. Any significant intercompany transactions have been eliminated.

2.     EARNINGS PER COMMON SHARE

     Net income per common share for the three and nine month periods ended September, 1997 and 1996 is determined by dividing net income by the weighted average number of shares of the Company's common stock, par value $0.01 per share ("Common Stock"), outstanding during the period. The assumed exercise of dilutive stock options and warrants and the assumed conversion of outstanding shares of the Company's Series A convertible non-dividend paying preferred stock (the "Convertible Preferred Stock") have been included in the calculation of weighted average number of common shares outstanding.

     On March 31, 1997, the Company exercised an option it held and purchased from IBM Credit Corporation ("ICC") 2,325,000 shares of its Common Stock at a price of $4.60 per share. The repurchase of the shares from ICC is considered in the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1997 (see Note 7).

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

     Purchase of Solion - On September 23, 1997, the Company acquired the Solion Corp., a national supplier of printed products and computer supplies primarily to the Healthcare Industry located in Westwood, Massachusetts for
(i) $3,125,000 in cash; (ii) 450,990 shares of PCN Common Stock valued at $3,125,000; and, (iii) the assumption of $2,103,344 in liabilities.


     The acquisitions of the CTI Business, Wismer-Martin, the DST Business, the SBI Business and Solion were accounted for by the purchase method of accounting and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the date of purchase.

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

     Had the DST Business, the SBI Business and Solion acquisitions been consummated on January 1, 1996, the Company's results of operations would not have been materially affected for the purpose of pro forma disclosures.




Nine Months Ended September 30, 1996:
Operating Revenues                     $79,236,263
Net Income                             $ 9,347,473

Earnings per Common Share              $      0.16




4.     INVENTORIES

     Inventories were as follows:




                                   September 30,   December 31,
                                        1997           1996
                                   --------------  -------------
Computer hardware and peripherals  $    5,963,945  $   3,377,694
Customer maintenance parts              2,363,043      2,420,459
                                   $    8,326,988  $   5,798,153
                                   ==============  =============

5.     INVESTMENT IN MINORITY INTEREST

     On June 13, 1997, the Company invested $2,200,000, including expenses, in the convertible preferred stock of HCC Communications, Inc. (Healthcare Communications, Inc. or "HCC"), a practice management software provider located in Lincoln, Nebraska. The investment represents 19.9% of the voting securities of HCC and is, therefore, accounted for using the cost method of
accounting  for  investments.    The  Company  reviewed  the  investment  for
impairment as of September 30, 1997 and determined that no impairment had occurred during the period from the date of investment until September 30, 1997.

6.     RESTRUCTURING PLAN UPDATE





1995 RESTRUCTURING PLAN
---------------------------------------------------------------------
Balance at December 31, 1996                                           $86,156
1997 Activity:
Cash outflows from reduction in workforce and lease termination costs  $86,156
                                                                       =======
Balance at September 30, 1997                                          $     -
                                                                       =======



7.     SHAREHOLDERS' EQUITY

     On September 23, 1997, as part of the acquisition of Solion, the Company issued 450,990 shares of its Common Stock at a price of $6.929 (See Note 3).

     On March 31, 1997, the Company exercised an option it held and purchased from IBM Credit Corporation 2,325,000 shares of its Common Stock at a price of $4.60 per share.

     On February 11, 1997, options to purchase 894,000 shares of Common Stock at an exercise price of $9.188 per share were granted pursuant to the Company's 1993 Incentive and Non-Incentive Stock Option Plan. In addition, 30,000 shares of Common Stock at an exercise price of $11.25 per share were granted and 181,235 stock options were forfeited due to expiration or termination. During the first nine months of 1997, a total of 31,020 stock options were exercised. There were 775,000 stock warrants exercised during the period by ICC which were included in the 2,325,000 shares repurchased by the Company. As a result, the cumulative number of stock options and warrants outstanding as of September 30, 1997 was 9,940,331.

     During the first nine months of 1997, 800 shares of the Convertible Preferred Stock, issued on October 20, 1995 pursuant to Regulation S under the Securities Act of 1933, were converted into 151,646 shares of common stock in accordance with the terms of the Convertible Preferred Stock.

8.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION




                                                   September 30,   September 30,
                                                        1997            1996
                                                   --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                           $      707,000  $    1,576,000
  Cash paid for income taxes                       $      456,000  $      261,000



     Supplemental non-cash operating, investing, and financing activities were as follows:

     Capital lease obligations of $1,502,885 were incurred during the nine months ended September 30, 1997 and none were incurred for the nine months ended September 30, 1996.

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

     On September 23, 1997, the Company pursuant to a merger agreement with the Solion Corp., issued 450,990 shares of PCN Common Stock valued at $3,125,000 and also assumed liabilities in the aggregate of $2,103,344 (See
Note  3).

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

Company Overview
----------------

          The Company is a leader in developing, marketing and supporting practice management software products for physician practices. The Company's overall business objective is to become the leading provider of integrated practice management and clinical information software products to office-based physicians, thereby becoming a major link for the electronic exchange of information between physician practices and other health care providers and organizations. In furtherance of this objective, since September 1993, the Company has acquired ten practice management software businesses which, along with new system sales, has increased the number of physicians associated with sites which have purchased the Company's practice management software products from approximately 2,000 to approximately 101,000, making the Company one of the largest providers of practice management software products in the United States. The Company plans to migrate a substantial majority of its customers to its most advanced practice management software product, the PCN Health Network Information System, during the next several years. In an effort to rapidly and cost-effectively supplement its practice management software product offerings with knowledge-based clinical products and services, in January 1996, the Company and Glaxo Wellcome, Inc. ("Glaxo Wellcome") formed a joint venture. The joint venture, HealthPoint G.P. ("HealthPoint"), was formed to develop and market clinical information technology products and services that will provide the clinical information needed at the point of patient care and assist physicians and other health care providers practice medicine more efficiently. In December 1996, HealthPoint made commercially available its first product, HealthPoint ACS, a product developed for medical offices to enable physicians to, among other things, manage the clinical information required for treatment at the point of care.

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

Acquisition History.  The Company has completed the acquisition of eleven (11)
companies  since  September  1993.    The  most  recent include the following:

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

     On September 23, 1997, the Company acquired Printed Products Group, Inc. ("Solion") for $3,125,000 in cash, 450,990 shares of the Company's Common Stock valued at $3,125,000, and the assumption of $2,103,344 in liabilities. Solion is a national supplier of printed products and computer supplies primarily to the healthcare industry.

Investment in Minority Interest. On June 13, 1997, the Company invested $2,200,000, including expenses, in the convertible preferred stock of HCC Communications, Inc. ("HCC"), a practice management software provider located in Lincoln, Nebraska. The investment represents 19.9% of the voting securities of HCC and is, therefore, accounted for using the cost method of accounting for investments. HCC's software products primarily utilize an Apple/Macintosh operating system. The Company has an option to purchase 100% of the common stock of HCC at any time between June 13, 2000 and June 13, 2002 at a price derived from a formula based on revenues. In conjunction with the Company's investment in HCC, HCC became a value-added reseller of PCN's Health Network and HealthPoint products on an exclusive basis.

HealthPoint Overview. In January 1996, the Company and Glaxo Wellcome, through wholly-owned subsidiaries, formed HealthPoint, a joint venture partnership, to design and market clinical information technology products and services. These products and services consist of computerized patient records software products, clinical network capabilities and data analysis. HealthPoint is a general partnership owned equally by a wholly-owned subsidiary of the Company and a wholly-owned subsidiary of Glaxo Wellcome and operates independently of the partners' operations. A management committee comprised of management of the wholly-owned subsidiaries of Glaxo Wellcome and the Company, as well as a representative of HealthPoint's management, oversees the venture's operations. The Company has agreed to, generally, use its best efforts to distribute HealthPoint's products and services to the Company's customers on an exclusive basis. Both the Company and Glaxo Wellcome have contributed product and development assets to HealthPoint and will contribute at least $50 million in cash to the venture, of which $43 million will be contributed by Glaxo Wellcome and $7 million will be contributed by the Company. Of such amounts, as of September 30, 1997, the Company had contributed approximately $6.2 million, with the remainder to be contributed proportionately by the partners in semi-annual installments as needed by the venture through December 31, 1998.

Any losses incurred by HealthPoint are allocated between Glaxo Wellcome and the Company in proportion to their respective cash contributions (approximately 85% to Glaxo Wellcome and 15% to the Company), while profits will, generally, be shared equally by the partners.



RESULTS  OF  OPERATIONS
-----------------------

                     THREE MONTHS ENDED SEPTEMBER 30, 1997
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues - Revenues for the three months ended September 30, 1997 were $--26,140,237 an increase of $828,881 or 3% over revenues of $25,311,356 for the  three  months  ended  September  30,  1996.

     The Company's software license fees are derived primarily from the sale of licenses for the PCN Health Network Information System and the Company's other practice management software products. Revenues from software license fees increased by $402,375 or 5% from $7,390,537 in the third quarter of 1996 to $7,792,912 in the third quarter of 1997 as a result of increased sales of licenses for the PCN Health Network Information System from both migrations and new system sales and, to a lesser extent, increased software license sales related to the acquisition of Wismer-Martin at the end of the third quarter of 1996. Hardware revenues increased by $684,274 or 11% from $6,081,013 for the quarter ended September 30, 1996 to $6,765,287 for the quarter ended September 30, 1997 due to an increase in new system sales experienced in the third quarter of 1997.

     Maintenance, communication fees and other revenue decreased by $257,768 or 2% from $11,839,806 in the third quarter of 1996 to $11,582,038 in the third quarter of 1997. The decrease is due primarily to a reduction of hardware maintenance revenue principally brought about by an increase in sales of new hardware, generally sold with manufacturer warranties of up to three years, to existing hardware maintenance customers as part of migration system sales in 1997, as compared to 1996.

     Cost of revenues - Cost of revenues as a percentage of total revenues increased from 40% in the third quarter 1996 to 44% in the third quarter of 1997 primarily due to the increased cost of software and maintenance resulting from the investment in infrastructure the Company has made in 1997 to support the roll-out of the HealthPoint ACS product and the related sales effort.

     Cost of software, maintenance, communication fees and other revenue, which includes the costs of labor for installation, software support, hardware maintenance and training, increased by $358,036 or 5% from $6,956,507 in the third quarter of 1996 to $7,314,543 in the third quarter of 1997 primarily relating to (i) the increased sales of the PCN Health Network Information System, (ii) increased maintenance costs associated with higher maintenance revenue related to the acquisitions of the CTI Business, Wismer-Martin, the DST Business and the SBI Business, and (iii) additional costs incurred by the Company to install, train and support the HealthPoint ACS product.

     Cost of hardware increased by $918,330 or 28% from $3,232,330 for the three months ended September 30, 1996 to $4,150,660 for the three months ended September 30, 1997 primarily as a result of increased hardware sales in the third quarter of 1997.

     Operating Expenses - Operating expenses increased $1,144,429 or 13% from $8,632,773 for the three months ended September 30 1996 to $9,777,202 for the three months ended September 30, 1997. The increase in operating expenses can be attributed to the following:

     Research and development costs increased by $524,422 or 35% from $1,480,023 in the third quarter of 1996 to $2,004,445 in the third quarter of 1997 primarily due to (i) the investment in new technology and product development, and in particular, development with respect to the integration of HealthPoint ACS and the PCN Health Network Information System; (ii) the acquisition of Wismer-Martin at the end of the third quarter of 1996; and,
(iii) the acquisitions of the DST Business and the SBI Business in the second quarter of 1997. Increases in expenditures related to core products were partially offset by savings realized from the elimination of development charges associated with non-core products.

     Selling and marketing expenses increased by $61,958 or 2% from $2,522,039 in the third quarter of 1996 to $2,583,997 in the third quarter of 1997 primarily as a result of increased headcount attributable to Wismer-Martin, the DST Business and the SBI Business acquisitions, all of which employ a direct sales force, partially offset by continued efficiency savings realized from the elimination of duplicate marketing program costs.

     General and administrative expenses increased by $653,067 or 24% from $2,695,443 in the third quarter of 1996 to $3,348,510 in the third quarter of 1997 due to
(i) additional headcount and increased facility and occupancy costs attributable to the acquisitions of Wismer-Martin at the end of the third quarter of 1996 and the DST Business and the SBI Business in 1997, and (ii) the increased costs associated with the Company's investment in infrastructure to support the roll-out of the HealthPoint ACS product; partially offset by savings resulting from the centralization of certain operations, the elimination of duplicate responsibilities and other functional downsizing.

     Amortization of acquired intangible assets decreased by $95,018 or 5% as a result of a reduction of $410,827 of amortization expense incurred in the third quarter of 1996 related to previously acquired intangible assets that were fully amortized prior to the beginning of 1997, partially offset by $315,809 in additional amortization expense related to Wismer-Martin, the DST Business, the SBI Business and Solion acquisitions.

     Interest income decreased by $65,306 or 28% from $237,127 in the third quarter of 1996 to $171,821 in the third quarter of 1997, primarily due to the Company's use of its cash resources for acquisitions, capital expenditures and to buy back 2,325,000 shares of its own Common Stock.

     Interest expense increased by $230,423 or 111% from $208,496 in the third quarter of 1996 to $438,919 in the third quarter of 1997 primarily as a result of the debt service assumed as part of the CTI Business, Wismer-Martin, the DST Business, the SBI Business and the Solion acquisitions.

     The Company recorded a provision for income taxes of $972,464 for the quarter ended September 30, 1997, a decrease of $395,581 or 29% from the $1,368,045 provision recorded in the third quarter of 1996, reflecting an estimated annual effective tax rate of 21% for both periods. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated annual effective rate.

     The loss, net of income taxes, on the equity investment in HealthPoint, which represents the Company's share of the loss incurred by the joint venture, consisting primarily of start-up and development costs, decreased by $263,491 or 40% from a loss of $662,020 in the third quarter of 1996 to a loss of $398,529 in the third quarter of 1997.


                     NINE MONTHS ENDED SEPTEMBER 30, 1997
             COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 were $76,042,479, an increase of $7,835,915 or 11% over revenues of $68,206,564 for the nine months ended September 30, 1996. Revenues from software license fees, which are derived primarily from the sale of licenses for the PCN Health Network Information System product and the Company's other practice management software products, increased by $1,927,655 or 9% from $20,583,605 for the nine months ended September 30, 1996 to $22,511,260 for the nine months ended September 30, 1997. Hardware revenue increased $677,615 from $17,964,711 for the nine months ended September 30, 1996 to $18,642,326 for the nine months ended September 30, 1997 primarily as a result of increased new system sales. Maintenance, communication fees and other revenue increased by $5,230,645 or 18% from $29,658,248 for the nine months ended September 30, 1996 to $34,888,893 for the nine months ended September 30, 1997 due primarily to the increase in software license sales and the acquisition of the more hardware and software maintenance-intensive CTI Business, Wismer-Martin, DST Business and SBI Business.

     Cost of revenues increased $3,847,948 or 14% from $27,622,038 for the nine months ended September 30, 1996 to $31,469,986 for the nine months ended September 30, 1997. Cost of hardware increased $897,862 or 8% from $10,987,162 to $11,885,024 primarily due to the increased computer hardware sales. Software, maintenance, communication fees and other costs of revenue, which include the costs of labor for software support, hardware maintenance and training, increased $2,950,086 or 18% from $16,634,876 to $19,584,962 primarily as a result of the increased software and maintenance sales and the additional costs incurred by the Company to install, train and support the HealthPoint ACS product.

     Operating expenses increased $5,929,834 or 26% from $23,100,504 for the nine months ended September 30, 1996 to $29,030,338 for the nine months ended September 30, 1997. Research and development, selling and marketing, and general and administrative expenses increased by $2,489,312, $1,463,761, and $1,797,198, respectively. The increase in operating expenses is primarily due to additional headcount, as well as increased facilities and occupancy costs, attributable to (i) the acquisitions of Wismer-Martin, the DST Business and the SBI Business, and, (ii) the investments in infrastructure the Company has made in 1997 to support the roll-out of the HealthPoint ACS product; both of which were partially offset by savings resulting from the centralization of certain operations, the elimination of duplicate responsibilities and other functional downsizing.

     Amortization of acquired intangible assets increased by $179,563 or 3% as a result of $1,476,287 in additional amortization expense related to Wismer-Martin, the DST Business, the SBI Business, and Solion acquisitions, partially reduced by $1,296,724 of amortization expense incurred in the first nine months of 1996 related to other previously acquired intangible assets that were fully amortized prior to the beginning of 1997.

     Interest income decreased $60,107 or 13% from $454,837 for the nine months ended September 30, 1996 to $394,730 for the nine months ended September 30, 1997, primarily due to the Company's use of its cash resources for acquisitions, capital expenditures and the buy back of 2,325,000 shares of its own Common Stock. Interest expense decreased $561,363 or 36%, from $1,546,903 for the nine months ended September 30, 1996 to $985,540 for the nine months ended September 30, 1997, primarily as a result of the decrease in debt service due to the conversion, in full, of a convertible note held by Equifax, Inc., offset by debt services assumed as part of the Wismer-Martin, the DST Business, the SBI Business, and Solion acquisitions.

     The Company's provision for income taxes decreased by $301,824, or 9%, from $3,441,408 for nine months ended September 30, 1996 to $3,139,584 for the nine months ended September 30, 1997 reflecting an estimated annual effective tax rate of 21% for both periods. On a cash basis, the Company expects to pay at a rate substantially less than the 21% estimated effective rate.

     The Company recorded a loss on its equity investment in HealthPoint of $1,361,105, net of taxes, for the nine months ended September 30, 1997 representing the Company's share of the loss incurred by the joint venture, primarily as a result of start-up and development costs.



Financial  Condition  &  Liquidity
----------------------------------

          At September 30, 1997 the Company had available cash and cash equivalents of $5,988,391 and working capital of $29,170,433 compared to cash and cash equivalents of $34,291,166 and a working capital of $31,126,050 at December 31, 1996. The decrease in cash and cash equivalents can be attributed to the following:

          Net cash used in operating activities was $1,649,136 for the nine months ended September 30, 1997 compared to net cash provided by operating activities of $6,313,183 for the nine months ended September 30, 1996 primarily due to: (i) an increase in accounts receivable related to the timing of sales orders and cash collections in the third quarter of 1997;
(ii) an increase in inventory position in support of anticipated HealthPoint ACS sales; and (iii) payment of accrued expenses and other liabilities. Accounts receivable are typically collected within sixty days of the date of sale. The Company believes that cash will be provided from operations in the fourth quarter of 1997.

          Cash used in investing activities was $22,217,594 in the third quarter of 1997 and primarily consisted of: (i) $8,678,105 used for acquisitions; (ii) $5,268,457 used to acquire licensing rights and other intangible assets; (iii) $3,809,617 in capital investment in equipment; (iv) $2,200,000 used to acquire a minority interest in HCC; and, (v) $2,268,492 of scheduled cash investments in HealthPoint.

          Cash used in financing activities in the third quarter of 1997 was $4,436,045 primarily related to the payment by the Company of $10,695,000 to ICC for the repurchase of 2,325,000 shares of the Company's Common Stock at a price of $4.60 per share, net of $7,810,365 in net proceeds issued from the Company's line of credit.

          Significant payment obligations of the Company during the remainder of 1997 include: (i) the payment in October 1997 of $5,875,000 in principal amount under the promissory note issued in connection with the Versyss acquisition, together with accrued and unpaid interest thereon; and
(ii)  capital contributions required to be made by the Company to HealthPoint.

     On September 10, 1997, the Company entered into an agreement (the "Credit Agreement") with Lehman Commercial Paper Inc., as the arranger and syndication agent, Fleet Bank, N.A., as the administrative agent, and a group of banks and financial institutions pursuant to which it established a senior secured revolving credit facility of $110,000,000. The term of the revolving line of credit is four years. The line of credit is available to provide financing for acquisitions, working capital and general corporate purposes. In conjunction with entering into the Credit Agreement, the Company terminated its $15 million revolving credit facility previously established with Fleet Bank, N.A. on June 4, 1997 without penalty.

     The Company expects that its operating cash flow, combined with the availability of funds under the credit facility, will be sufficient to fund the Company's working capital requirements (including research and development) through at least 1998 and permit the Company to continue its acquisition strategy. However, the Company's ability to continue to pursue its acquisition strategy will be affected by the extent and pace at which the Company utilizes its available resources for acquisitions. Accordingly, the Company may in the future be required to seek additional sources of financing, including borrowing and/or the sale of equity securities. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. No assurances can be given that any such additional sources of financing will be available on acceptable terms or at all.

     At September 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $66,000,000 which expire in 1999 through 2009. This includes approximately $15,000,000 of net operating loss carryforwards from Versyss and $4,500,000 from Wismer-Martin which are subject to separate return limitation year rules. The Company believes it has previously experienced ownership changes, which under the provisions of
Section 382 of the Internal Revenue Code of 1986, as amended, have resulted in a significant annual limitation on the Company's ability to utilize its net operating losses in the future. As a result, the Company is limited each year as to the amount of pre-ownership change net operating losses that can be utilized. However, it is the opinion of management that the losses will be fully utilized prior to expiration of the carryforward period.

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

     If SFAS 128 was adopted as of September 30, 1997, EPS would have been as follows:




             September 30, 1997   September 30, 1996
             -------------------  -------------------
3 Months:
-----------
Basic EPS    $              0.06  $              0.09
Diluted EPS  $              0.06  $              0.08

9 Months:
-----------
Basic EPS    $              0.21  $              0.24
Diluted EPS  $              0.20  $              0.22

PART II  -  OTHER INFORMATION
-----------------------------


ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES - None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS - None.

ITEM 5.          OTHER INFORMATION - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

A.     Exhibits - See Index to Exhibits on page 23

B.     Reports on form 8K:

     On September 12, 1997, the Company filed a report on From 8-K (Item 5 Other Events) to report that it had entered into a credit agreement with Lehman Commercial Paper Inc., as the arranger and syndication agent, Fleet Bank, N.A., as the administrative agent, and a group of banks and financial institutions pursuant to which it established a senior secured revolving credit facility of $110,000,000. The term of such revolving credit facility is four years. The facility is available to provide financing for acquisitions, working capital and general corporate purposes.

     On September 25, 1997, the Company filed a report on Form 8-K (Item 2 Acquisition or Disposition of Assets) to report that it acquired Solion, a national supplier of printed products and computer supplies primarily to the healthcare industry, for $6,250,000, of which $3,125,000 was paid in cash and $3,1250,000 was paid by delivery of 450,990 shares of the Company's common stock.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



     PHYSICIAN COMPUTER NETWORK, INC.
     (Registrant)










Date: November 14, 1997     By:     /s/  John F. Mortell
                                    --------------------
          John F. Mortell
          Executive Vice President and
          Chief Operating Officer



Date: November 14, 1997     By:     /s/  Thomas F. Wraback
                                    ----------------------
          Thomas F. Wraback
          Senior Vice President and
          Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


     All exhibits listed below are filed with this Quarterly Report on Form
10-Q:



EXHIBIT NO.     PAGE
-----------     ----

     11     Computation of Income Per Share.     25